Form 10QSB
period 1995-06-30
ANGELES INCOME PROPERTIES LTD III
filed 1995-08-11
CIK 720460

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                    Quarterly or Transitional Report

              (As last amended by 34-32231, eff. 6/3/93.)

                U.S. Securities and Exchange Commission
                        Washington, D.C.  20549


                              Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended June 30, 1995


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT

              For the transition period.........to.........

                     Commission file number 0-13192


                   ANGELES INCOME PROPERTIES LTD. III
    (Exact name of small business issuer as specified in its charter)


         California                                    95-3903984
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                     Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
   Greenville, South Carolina                                29602
(Address of principal executive offices)                   (Zip Code)


                Issuer's telephone number (803) 239-1000



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                ANGELES INCOME PROPERTIES. LTD. III

                              BALANCE SHEET
                               (Unaudited)

                              June 30, 1995

     Assets
     Cash:

    Unrestricted                                                              $ 1,983,151

    Restricted--tenant security deposits                                           48,837
      Accounts receivable, less allowance for
       doubtful accounts of $20,782                                                35,093

            Escrow deposits for taxes                                              47,622
            Other assets                                                          953,338

            Investment properties:
                  Land                                     $ 1,527,024

                  Buildings and related personal
                        property                            12,413,773

                                                            13,940,797

                  Less accumulated depreciation             (7,629,678)         6,311,119
                                                                              $ 9,379,160

            Liabilities and Partners' Deficit


            Liabilities

                  Accounts payable                                            $    11,426
                  Tenant security deposits                                         49,761

                  Property taxes                                                   19,273

                  Other                                                            76,402

                  Mortgage note payable, in default                             3,472,438

                  Equity interest in net liabilities
                  of joint ventures                                             7,757,726


            Partners' Deficit
                  General partners                         $  (394,538)

                  Limited partners capital (86,818
                        units issued and outstanding)       (1,613,328)        (2,007,866)
                                                                              $ 9,379,160

                   See Accompanying Notes to Financial Statements

b)                       ANGELES INCOME PROPERTIES, LTD. III

                              STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                           Three Months Ended         Six Months Ended
                                               June 30,                   June 30,
                                           1995         1994         1995            1994
Revenues:
  Rental income                       $ 374,899     $  408,357    $ 772,513     $   795,883

  Other income                           37,910         16,837       57,311          27,966

     Total revenues                     412,809        425,194      829,824         823,849
Expenses:

  Operating                              50,014         59,415      113,754         115,906

  General and administrative             77,898        176,767      152,215         349,873

  Property management fees               16,325         16,408       31,296          35,337
  Maintenance                            36,776         42,992       71,476          76,458

  Depreciation                          160,159        159,846      319,380         319,150

  Amortization                            7,296          4,766       14,130           9,287

  Interest                               98,445        116,332      197,214         232,998
  Property taxes                         41,192         35,559       82,407          70,509

  Tenant reimbursements                 (39,348)       (23,567)     (70,501)        (74,624)

     Total expenses                     448,757        588,518      911,371       1,134,894

  Loss before equity in loss
   of joint ventures                    (35,948)      (163,324)     (81,547)       (311,045)
Equity in loss of joint
  ventures (Note B)                    (255,281)      (267,437)    (527,510)       (691,168)

  Net loss                            $(291,229)    $ (430,761)   $(609,057)    $(1,002,213)

Net loss allocated to general
  partners (1%)                       $  (2,912)    $   (4,308)   $  (6,091)    $   (10,022)

Net loss allocated to limited
  partners (99%)                       (288,317)      (426,453)    (602,966)       (992,191)
                                      $(291,229)    $ (430,761)   $(609,057)    $(1,002,213)

Net loss per limited
  partnership unit                    $   (3.32)    $    (4.91)   $   (6.95)    $    (11.41)

            See Accompanying Notes to Financial Statements

c)                       ANGELES INCOME PROPERTIES, LTD. III

              STATEMENT OF CHANGES IN PARTNERS' DEFICIT - June 30, 1995
                                    (Unaudited)

                                     Limited
                                   Partnership   General       Limited
                                     Units      Partners      Partners        Total



Original capital
ontributions                       86,920       $   1,000    $43,460,000    $43,461,000

Partners' deficit at
December 31, 1994                  86,818       $(388,447)   $(1,010,362)   $(1,398,809)

Net loss for the six months
ended June 30, 1995                  --            (6,091)      (602,966)      (609,057)

Partners' deficit at
June 30, 1995                      86,818       $(394,538)   $(1,613,328)   $(2,007,866)

              See Accompanying Notes to Financial Statements

d)                 ANGELES INCOME PROPERTIES, LTD. III

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                         Six Months Ended
                                                              June 30,
                                                          1995          1994


Cash flows from operating activities:
   Net loss                                          $ (609,057)    $(1,002,213)

   Adjustments to reconcile net loss to net cash used in operating activities:

      Equity in loss of joint ventures                  527,510         691,168
      Depreciation                                      319,380         319,150

      Amortization of loan costs and
           leasing commissions                           19,802          14,959

   Change in accounts:

      Restricted cash                                     1,613           1,960
      Accounts receivable                                 9,615         (17,258)

      Escrows for taxes                                  50,361         (40,426)

      Other assets                                     (396,198)         61,705

      Accounts payable                                    1,205         (19,462)
      Tenant security deposit liabilities                (1,609)         (1,844)

      Property taxes                                    (38,401)          3,045

      Other liabilities                                  18,526         (33,385)

           Net cash used in operating
               activities                               (97,253)        (22,601)
Cash flows from investing activities:

   Capital improvements                                 (82,157)        (25,349)

   Distributions from joint venture                     965,731            --

           Net cash provided by (used in)
                 investing activities                   883,574         (25,349)

              See Accompanying Notes to Financial Statements

                    ANGELES INCOME PROPERTIES, LTD. III

                                (Unaudited)


                                                          Six Months Ended
                                                               June 30,
                                                       1995             1994

Cash flows used in financing activities:
   Payments on mortgage notes payable              $  (23,773)      $  (24,244)

Net increase (decrease) in cash                       762,548          (72,194)

Cash at beginning of period                         1,220,603        1,233,009
Cash at end of period                              $1,983,151       $1,160,815

Supplemental disclosure of cash
   flow information:

   Cash paid for interest                          $  191,542       $  227,548

             See Accompanying Notes to Financial Statements
                                   5

e)                      ANGELES INCOME PROPERTIES, LTD. III

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

   Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.


Note B - Investment in Joint Ventures

   The Partnership has a 33.3% investment in Northtown Mall Partners ("Northtown"), a 50% investment in Moraine West Carrollton Joint Venture ("Moraine") and a 57% investment in Burlington Outlet Mall Joint Venture ("Burlington").

   The investments in Northtown and Burlington are included in the "Equity interest in net liabilities of joint ventures".

   A purchase agreement was executed on May 8, 1994 for the sale of all of the Moraine properties to an affiliate of the third party managing agent. The sale closed on July 21, 1994. Moraine received a net amount of approximately $2,199,000 in cash after satisfying all indebtedness. Moraine realized a $140,553 gain on the transaction of which the Partnership's pro rata share was $70,277.

   During the six month period ended June 30, 1995 all of Moraine's remaining cash was distributed. Also during this period, Moraine earned interest income and incurred a minimal amount of expense.
                                   6

   Condensed balance sheet information as of June 30, 1995 for the joint ventures is as follows:

                                       Burlington        Northtown

 Assets

 Cash                                   $  101,440     $   446,599
 Other assets                              144,769       6,408,157

 Investment properties, net              4,521,516      27,600,306

    Total                               $4,767,725     $34,455,062

Liabilities and Partners' Deficit

                                       Burlington        Northtown

 Other liabilities                     $   330,678    $  2,158,921

 Notes payable                           6,700,281      51,893,502

 Partners' deficit                      (2,263,234)    (19,597,361)

    Total                              $ 4,767,725    $ 34,455,062

   The condensed profit and loss statements for the three and six months ended June 30, 1995 and 1994 for the joint ventures are as follows:

                                                   Three Months Ended
                                                     June 30, 1995

                                       Burlington        Moraine       Northtown

 Revenue                                $  105,140       $     3      $ 1,554,709

 Costs and expenses                       (163,594)                    (2,211,967)

    Net (loss) income                   $  (58,454)      $     3       $ (657,258)

                                                   Three Months Ended
                                                     June 30, 1994

                                       Burlington        Moraine       Northtown

 Revenue                                $  142,862    $  467,972      $ 1,742,969

 Costs and expenses                       (329,246)     (470,429)      (2,172,567)
    Net loss                            $ (186,384)    $  (2,457)     $  (429,598)



                                                    Six Months Ended
                                                     June 30, 1995

                                       Burlington        Moraine       Northtown

 Revenue                                $  236,959       $12,447      $ 3,087,161

 Costs and expenses                       (425,315)         (625)      (4,348,010)
    Net (loss) income                   $ (188,356)      $11,822      $(1,260,849)




                                                    Six Months Ended
                                                      June 30, 1994

                                       Burlington        Moraine       Northtown

 Revenue                                $  320,050     $ 888,697      $ 3,145,453

 Costs and expenses                       (729,737)     (931,651)      (4,397,949)
    Net loss                            $ (409,687)    $ (42,954)     $(1,252,496)



   The Partnership's equity in the losses of the joint ventures was $527,510 and $691,168 for the six months ended June 30, 1995 and 1994, respectively.

     The Partnership accounts for its 33.3% investment in Northtown, its 57% investment in Burlington and its 50% investment in Moraine using the equity method of accounting. Under the equity method, the Partnership records its equity interest in earnings or losses of the joint ventures; however, the investment in the joint ventures will be recorded at an amount less than zero (a liability) to the extent of the Partnership's share of net liabilities of the joint ventures.

Note C - Transactions with Affiliated Parties

   The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

   The following payments were made to the Managing General Partner and affiliates in 1995 and in 1994:


                                                  1995        1994

        Property management fees                $ 31,296    $ 35,337

        Reimbursement for services of
            affiliates                           120,625     217,974

        Marketing services                           901          --

                                   8

Note C - Transactions with Affiliated Parties

   The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      The Partnership's investment properties consist of one apartment complex and one commercial property. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1995 and 1994:

                                                       Average
                                                      Occupancy

 Property                                          1995        1994

 Lake Forest Apartments
    Brandon, Mississippi                            96%         92%
 Poplar Square Shopping Center
    Medford, Oregon                                 97%         99%

   The Partnership realized a net loss of $609,057 for the six months ended June 30, 1995, as compared to a net loss of $1,002,213 for the six months ended June 30, 1994. The Partnership realized a net loss of $291,229 for the three months ended June 30, 1995, as compared to a net loss of $430,761 for the three months ended June 30, 1994. The decrease in the net loss for the three and six months ended June 30, 1995, as compared to the three and six months ended June 30, 1994, is primarily due to a decrease in general and administrative expenses and a decrease in the equity in loss of joint ventures (see discussion below).

   The Partnership realized a decrease in rental income during the three and six months ended June 30, 1995, as compared to the three and six months ended June 30, 1994, as a result of decrease in rental revenue at Lake Forest Apartments and Poplar Square Shopping Center. The decrease in revenue at Lake Forest is due to the Partnership's inability to rent seven units due to foundation problems with those units. In addition, Poplar Square lost $7,500 per month in rental revenue due to the sale of a parcel of land in June 1994. This decrease in revenue is partially offset by an increase in occupancy at Lake Forest. This decrease is offset by the increase in other income during the three and six months ended June 30, 1995, as compared to the three and six months ended June 30, 1994, as a result of increased lease cancellation fees, deposits forfeited and other miscellaneous fees and collections. The decrease in general and administrative expenses during the three and six months ended June 30, 1995, as compared to the three and six months ended June 30, 1994, is primarily related to decreases in asset management,
partnership accounting and investor services reimbursements.   The
decrease in interest expense for the three and six months ended June 30, 1995, as compared to the three and six months ended June 30, 1994, is due to a decrease in the outstanding mortgage note payable. The decrease in the outstanding mortgage balance resulted from the proceeds from the sale of land at Poplar Square Shopping Center being applied against the outstanding mortgage balance.

   In addition to a decrease in expenses, the Partnership also experienced a decrease in overall losses of its joint venture properties. The decrease in the equity in loss of joint ventures can be attributed to decreased losses relating to Burlington and a change from a net loss of $42,954 for Moraine for the first six months of 1994 versus net income of $11,822 for the first six months of 1995. Revenue decreased at Burlington for the six months ended June 30, 1995, versus the six months ended June 30, 1994, as a result of decreased occupancy. This decrease in revenue was offset by a large decrease in expenses primarily caused by decreased occupancy and a decrease in interest expense as a result of the loan modification agreement (see discussion below).
                                   10

   As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

  At June 30, 1995, the Partnership had unrestricted cash of $1,983,151 versus $1,160,815 at June 30, 1994. Net cash used in operating activities increased as a result of an increase in other assets. Net cash provided by investing activities increased as a result of cash distributions received from Moraine. Net cash used in financing activities remained stable.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $3,472,438, which is secured by the Poplar Square Shopping Center investment property, matured in June 1995. The Managing General Partner is in negotiations to refinance this indebtedness. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. No cash distributions were recorded in 1994 or during the six months ended June 30, 1995.

   On March 15, 1991 ("Effective Date"), Northtown and the holder of the Northtown Mall mortgage note payable entered into an Option Agreement ("Option") whereby such lender has the right and an option to purchase the Northtown Mall property on the terms and conditions as set forth in the Option. The purchase price of the property, as set forth in the Option, is defined as the fair market value of the property. Such Option can be exercised by written notice by the lender at any time during any of the thirty-day periods occurring immediately prior to the third, fifth, seventh, ninth, eleventh, thirteenth and fifteenth anniversaries of the Effective Date. The first date on which the Option could have been exercised was March 15, 1994. On February 22, 1994, the lender gave notice to the Partnership that it intended to exercise this Option. The lender offered $58,000,000 based on an annual appraisal. Northtown determined that the fair value as determined in accordance with the loan documents is $62,000,000. Northtown is negotiating with the lender to retain ownership of the property in order to protect the Partnership's equity in the property. However, the Managing General Partner cannot presently determine the outcome of such negotiations.

   The mortgage note payable secured by the Burlington investment property matured on July 1, 1994. Burlington has obtained new financing terms which consolidate all principal, accrued interest and late charges outstanding on July 1, 1994, into a new loan amount which will accrue interest at the greater of 2% or net cash flow as defined in the loan extension agreement. The loan maturity date had been extended until April 1, 1995. The mortgage holder has initiated foreclosure proceedings against this property, however, the mortgage holder has issued a stay of these proceedings in order to give the Managing General Partner an opportunity to sell the property. The Managing General Partner has entered into contract negotiations to sell the property.
The outcome of such negotiations can not presently be determined.

   A purchase agreement was executed on May 8, 1994 for the sale of all of the Moraine properties to an affiliate of the third party managing agent. The sale closed on July 21, 1994. Moraine received a net amount of approximately $2,199,000 in cash after satisfying all indebtedness. Moraine realized a $140,553 gain on the transaction of which the Partnership's pro rata share was $70,277.

                      PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   Angeles Corporation ("Angeles"), either directly or through an affiliate, maintained a central disbursement account (the "account") for the properties and partnerships managed by Angeles and its affiliates, including the Registrant. Angeles caused the Partnership to make deposits to the account ostensibly to fund the payment of certain obligations of the Partnership. Angeles further caused checks on such account to be written to or on behalf of certain other partnerships. However, of these total deposits, at least $42,213 deposited by or on behalf of the Partnership was used for purposes other than satisfying the liabilities of the Partnership. Accordingly, the Partnership filed a Proof of Claim in the Angeles bankruptcy proceedings for such amount. However, subsequently the Managing General Partner of the Partnership has determined that the cost involved to pursue such claim would likely exceed any amount received, if in fact such claim were to be resolved in favor of the Partnership. Therefore, the Partnership anticipates that it will not pursue its Proof of Claim.

   The Registrant is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General
Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        a)  Exhibits -

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        b)  Reports on Form 8-K - None.

                               SIGNATURES


   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             ANGELES INCOME PROPERTIES, LTD. III

                             By:  Angeles Realty Corporation II
                                  Managing General Partner

                             By:  Carroll D. Vinson
                                  President

                             By:  Robert D. Long, Jr.
                                  Controller and Principal
                                  Accounting Officer



                                  Date:  August 10, 1995

                               SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             ANGELES INCOME PROPERTIES, LTD. III

                             By:    Angeles Realty Corporation II
                                    Managing General Partner

                             By:    /s/Carroll D. Vinson

                                    Carroll D. Vinson
                                    President

                              By:    /s/Robert D. Long

                                     Robert D. Long
                                     Controller and Principal
                                     Accounting Officer


                                  Date:  August 10, 1995