Form 10QSB
period 1995-09-30
ANGELES INCOME PROPERTIES LTD III
filed 1995-11-09
CIK 720460

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


                For the quarterly period ended September 30, 1995


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

ITEM 1.  FINANCIAL STATEMENTS

a)                     ANGELES INCOME PROPERTIES. LTD. III

                                  BALANCE SHEET
                                   (Unaudited)

                               September 30, 1995
 Assets
      Cash:
            Unrestricted                                          $ 2,017,381
            Restricted--tenant security deposits                       47,987
      Accounts receivable, less allowance for
            doubtful accounts of $21,514                               74,329
      Escrow deposits for taxes                                        82,898
      Other assets                                                    972,084
      Investment properties:
            Land                                   $ 1,527,024
            Buildings and related personal
                  property                          12,443,022
                                                    13,970,046
            Less accumulated depreciation           (7,793,182)     6,176,864
                                                                  $ 9,371,543

      Liabilities and Partners' Deficit
      Liabilities
            Accounts payable                                      $    35,589
            Tenant security deposits                                   47,837
            Property taxes                                             61,736
            Other                                                      91,554
            Mortgage note payable                                   3,460,054
            Equity interest in net liabilities
                  joint ventures                                    8,201,271

      Partners' Deficit
            General partners                       $  (399,724)

            Limited partners capital (86,818
                  units issued and outstanding)     (2,126,774)    (2,526,498)

                                                                  $ 9,371,543

[FN]


                 See Accompanying Notes to Financial Statements

b)                     ANGELES INCOME PROPERTIES, LTD. III

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                     Three Months Ended           Nine Months Ended
                                        September 30,                September 30,
                                      1995          1994           1995          1994
 Revenues:
   Rental income                  $ 398,107     $  381,815    $ 1,170,620   $ 1,177,698
   Other income                      28,437         11,729         85,748        39,695
     Total revenues                 426,544        393,544      1,256,368     1,217,393
 Expenses:
   Operating                         93,239         64,473        206,993       180,379
   General and administrative        71,744        117,937        223,959       467,810
   Property management fees          19,787         15,477         51,083        50,814
   Maintenance                       64,056         43,830        135,532       120,288
   Depreciation                     163,504        160,306        482,884       479,456
   Amortization                       8,186          6,272         22,316        15,559
   Interest                         108,804        105,526        306,018       338,524
   Property taxes                    42,463         36,289        124,870       106,798
   Tenant reimbursements            (70,152)       (35,597)      (140,653)     (110,221)

     Total expenses                 501,631        514,513      1,413,002     1,649,407

   Loss before equity in loss
     of joint ventures              (75,087)      (120,969)      (156,634)     (432,014)

 Equity in loss of joint
   ventures (Note B)               (443,545)      (289,919)      (971,055)     (981,087)

 Gain on sale of property                --        513,910             --       513,910
   Net (loss) income              $(518,632)    $  103,022    $(1,127,689)  $  (899,191)


 Net (loss) income allocated
   to general partners (1%)       $  (5,186)    $    1,030    $   (11,277)  $    (8,992)
 Net (loss) income allocated
   to limited partners (99%)       (513,446)       101,992     (1,116,412)     (890,199)
                                  $(518,632)    $  103,022    $(1,127,689)  $  (899,191)

 Net (loss) income per limited
   partnership unit               $   (5.91)    $     1.17    $    (12.86)  $    (10.24)

[FN]

                 See Accompanying Notes to Financial Statements

c)                     ANGELES INCOME PROPERTIES, LTD. III

         STATEMENT OF CHANGES IN PARTNERS' DEFICIT - September 30, 1995
                                   (Unaudited)


                                     Limited
                                   Partnership    General       Limited
                                     Units        Partners      Partners        Total
 Original capital contributions       86,920     $   1,000   $43,460,000    $43,461,000
 Partners' deficit at
    December 31, 1994                 86,818     $(388,447)  $(1,010,362)   $(1,398,809)
 Net loss for the nine months
    ended September 30, 1995              --       (11,277)   (1,116,412)    (1,127,689)
 Partners' deficit at
    September 30, 1995                86,818     $(399,724)  $(2,126,774)   $(2,526,498)

[FN]

                 See Accompanying Notes to Financial Statements

d)                     ANGELES INCOME PROPERTIES, LTD. III

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine Months Ended
                                                             September 30,
                                                         1995          1994
 Cash flows from operating activities:
    Net loss                                         $(1,127,689)   $ (899,191)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Equity in loss of joint ventures                     971,055       981,087
    Depreciation                                         482,884       479,456
    Amortization of loan costs and
        leasing commissions                               41,518        24,067
    Gain on sale of property                                  --      (513,910)
  Change in accounts:
    Restricted cash                                        2,463        (2,211)
    Accounts receivable                                  (29,621)      (18,614)
    Escrows for taxes                                     15,085       (75,644)
    Other assets                                        (436,660)       87,990
    Accounts payable                                      25,368       (11,808)
    Tenant security deposit liabilities                   (3,533)         (909)
    Property taxes                                         4,062        39,335
    Other liabilities                                     33,678       (21,008)
           Net cash (used in) provided by
            operating activities                         (21,390)       68,640

 Cash flows from investing activities:
    Capital improvements                                (111,406)      (45,442)
    Proceeds from sale of asset                               --       600,000
    Distributions from joint venture                     965,731            --
           Net cash provided by investing
            activities                                   854,325       554,558
 Cash flows used in financing activities
    Payments on mortgage notes payable                   (36,157)     (639,713)
 Net increase (decrease) in cash                         796,778       (16,515)
 Cash at beginning of period                           1,220,603     1,233,009
 Cash at end of period                               $ 2,017,381    $1,216,494
 Supplemental disclosure of cash flow information
    Cash paid for interest                           $   286,815    $  335,880

[FN]

                 See Accompanying Notes to Financial Statements

e)                     ANGELES INCOME PROPERTIES, LTD. III

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
Note A - Basis of Presentation

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

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

  During the nine month period ended September 30, 1995, all of Moraine's remaining cash was distributed. Also during this period, Moraine earned interest income and incurred a minimal amount of expense.


Note B - Investment in Joint Ventures (continued)

  Condensed balance sheet information as of September 30, 1995, for the joint ventures is as follows:

                                        Burlington      Northtown

 Assets
 Cash                                  $   67,889      $   290,827
 Other assets                              18,611        6,354,276
 Investment properties, net             4,384,299       26,963,125
   Total                              $ 4,470,799      $33,608,228

 Liabilities and Partners' Deficit
                                       Burlington        Northtown

 Other liabilities                    $   323,808     $  2,217,985
 Notes payable                          6,700,281       51,813,776
 Partners' deficit                     (2,553,290)     (20,423,533)
    Total                             $ 4,470,799     $ 33,608,228

   The condensed profit and loss statements for the three and nine months ended September 30, 1995 and 1994 for the joint ventures are as follows:

                                       Three Months Ended
                                       September 30, 1995

                           Burlington        Moraine        Northtown

 Revenue                    $   3,369        $    --      $ 1,207,032
 Costs and expenses          (293,425)            --       (2,033,205)
    Net loss               $ (290,056)       $    --      $  (826,173)

                                       Three Months Ended
                                       September 30, 1994

                           Burlington        Moraine        Northtown

 Revenue                   $  155,772     $  130,952      $ 1,190,193
 Costs and expenses          (295,596)      (279,153)      (2,026,260)
 Gain on disposal of
    property                       --        323,153               --
    Net (loss) income      $ (139,824)     $ 174,952      $  (836,067)


                                       Nine Months Ended
                                       September 30, 1995

                            Burlington      Moraine        Northtown

 Revenue                   $  223,145        $12,447      $ 4,294,193
 Costs and expenses          (701,557)          (625)      (6,381,215)
    Net (loss) income      $ (478,412)       $11,822      $(2,087,022)


                                         Nine Months Ended
                                         September 30, 1994

                            Burlington      Moraine        Northtown

 Revenue                    $ 475,822    $ 1,019,649      $ 4,335,646
 Costs and expenses        (1,025,333)    (1,210,804)      (6,424,209)
 Gain on disposal of
    property                       --        323,153               --
    Net (loss) income      $ (549,511)   $   131,998      $(2,088,563)


   The Partnership's equity in the losses of the joint ventures was $971,055 and $981,087 for the nine months ended September 30, 1995 and 1994, respectively.

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

   The following payments were made to the Managing General Partner and affiliates in 1995 and in 1994:

                                                  1995        1994

        Property management fees               $ 51,083     $ 50,814
        Reimbursement for services of
            affiliates                          171,467      274,741
        Marketing services                          901           --

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      The Partnership's investment properties consist of one apartment complex and one commercial property. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1995 and 1994:

                                                       Average
                                                      Occupancy

 Property                                         1995         1994

 Lake Forest Apartments
    Brandon, Mississippi                            95%         94%
 Poplar Square Shopping Center
    Medford, Oregon                                 97%         99%

   The Partnership realized a net loss of $1,127,689 for the nine months ended September 30, 1995, as compared to a net loss of $899,191 for the nine months ended September 30, 1994. The Partnership realized a net loss of $518,632 for the three months ended September 30, 1995, as compared to net income of $103,022 for the three months ended September 30, 1994. The increase in the net loss for the three and nine months ended September 30, 1995, as compared to the three and nine months ended September 30, 1994, is primarily due to the gain on the sale of land at Poplar Square on July 7, 1994, offset partially by a decrease in general and administrative expenses during 1995 (see discussion below).

   The Partnership realized a decrease in rental income during the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, as a result of a decrease in rental revenue at Poplar Square Shopping Center. Poplar Square lost $7,500 per month in rental revenue due to the sale of a parcel of land in September 1994. This decrease in revenue is partially offset by an increase in occupancy at Lake Forest. This decrease is offset by the increase in other income during the three and nine months ended September 30, 1995, as compared to the three and nine months ended September 30, 1994. This increase in other income is a result of increased interest income, as a result of investments in short term commercial paper, increased lease cancellation fees, deposits forfeited and other miscellaneous fees and collections. The decrease in general and administrative expenses during the three and nine months ended September 30, 1995, as compared to the three and nine months ended September 30, 1994, is primarily related to decreases in asset
management, partnership accounting and investor services reimbursements.   The
decrease in interest expense for the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, is due to a decrease in the outstanding mortgage note payable. The decrease in the outstanding mortgage balance resulted from the proceeds from the sale of land at Poplar Square Shopping Center being applied against the outstanding mortgage balance. The decrease in expenses are complimented by an increase in tenant reimbursements for the three and nine months ended September 30, 1995. This increase is due to the tenant reimbursements in 1994 being based on information provided to the Partnership by the previous management company. Such estimates were not an accurate reflection of actual reimbursements.

   In addition to a decrease in expenses, the Partnership also experienced a decrease in overall losses from its joint venture properties for the nine months ended September 30, 1995, versus the nine months ended September 30, 1994. However, for the three months ended September 30, 1995, the Partnership's equity in the losses of the joint ventures increased significantly over the three months ended September 30, 1994. This increase in the equity in loss of joint ventures can be attributed to increased losses relating to Burlington and a change from net income of $174,952 for Moraine for the three months ended September 30, 1994, versus no income for the three months ended September 30, 1995, due to the sale of this investment property on July 21, 1994. Revenue decreased at Burlington for the three and nine months ended September 30, 1995, versus the three and nine months ended September 30, 1994, as a result of decreased occupancy. This decrease in revenue was offset by a large decrease in expenses primarily caused by decreased occupancy and a decrease in interest expense as a result of the loan modification agreement (see discussion below).

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

  At September 30, 1995, the Partnership had unrestricted cash of $2,017,381 versus $1,216,494 at September 30, 1994. Net cash used in operating activities increased as a result of an increase in other assets. Net cash provided by investing activities increased as a result of cash distributions received from Moraine. Net cash used in financing activities decreased as a result of a prepayment of a portion of the mortgage note payable secured by the Poplar Square investment property from the proceeds of the sale of land during 1994.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $3,460,054, which is secured by the Poplar Square Shopping Center investment property, matured in June 1995. The Managing General Partner is in negotiations to refinance this indebtedness and has received a six month extension from the mortgage company to do so. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. No cash distributions were recorded in 1994 or during the nine months ended September 30, 1995.

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

   The mortgage note payable secured by the Burlington investment property matured on July 1, 1994. Burlington has obtained new financing terms which consolidate all principal, accrued interest and late charges outstanding on July 1, 1994, into a new loan amount which will accrue interest at the greater of 2% or net cash flow as defined in the loan extension agreement. The loan maturity date had been extended until April 1, 1995. The mortgage holder has initiated foreclosure proceedings against this property, however, the mortgage holder has issued a stay of these proceedings in order to give the Managing General Partner an opportunity to sell the property. The Managing General Partner is not optimistic that a sale will be consummated within an amount of time satisfactory to the mortgage holder and therefore anticipates that the mortgage holder will proceed with the foreclosure.

   A purchase agreement was executed on May 8, 1994 for the sale of all of the Moraine properties to an affiliate of the third party managing agent. The sale closed on July 21, 1994. Moraine received a net amount of approximately $2,199,000 in cash after satisfying all indebtedness. Moraine realized a $140,553 gain on the transaction of which the Partnership's pro rata share was $70,277.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   Angeles Corporation ("Angeles"), either directly or through an affiliate, maintained a central disbursement account (the "account") for the properties and partnerships managed by Angeles and its affiliates, including the Registrant. Angeles caused the Partnership to make deposits to the account ostensibly to fund the payment of certain obligations of the Partnership. Angeles further caused checks on such account to be written to or on behalf of certain other partnerships. However, of these total deposits, at least $42,213 deposited by or on behalf of the Partnership was used for purposes other than satisfying the liabilities of the Partnership. Accordingly, the Partnership filed a Proof of Claim in the Angeles bankruptcy proceedings for such amount. However, subsequently the Managing General Partner of the Partnership has determined that the cost involved to pursue such claim would likely exceed any amount received, if in fact such claim were to be resolved in favor of the Partnership. Therefore, the Partnership withdrew this claim on August 9, 1995.

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


                         Date:  November 9, 1995