Form 10KSB
period 1995-12-31
ANGELES INCOME PROPERTIES LTD III
filed 1996-03-21
CIK 720460

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                   (As last amended by 34-31905, eff. 4/26/93)

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1995

[ ]
      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from              to
                         Commission file number 0-13192


                       ANGELES INCOME PROPERTIES, LTD. III


           California                                95-3903984
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or organization)

One Insignia Financial Plaza, P.O. Box 1089
Greenville, South Carolina                            29602
(Address of principal executive offices)           (Zip Code)

                   Issuer's telephone number   (864)  239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                            Limited Partnership Units

                                (Title of class)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

   State issuer's revenues for its most recent fiscal year. $1,612,439

   State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. Market value information for Registrant's Partnership Interests is not available. Should a trading market develop for these Interests, it is the Managing General Partner's belief that such trading would not exceed $25 million.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None


                                     Part I


Item 1. Description of Business

   Angeles Income Properties, Ltd. III (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Agreement of Limited Partnership dated May 26, 1983, as amended (hereinafter referred to as "the Agreement").
The Partnership's Managing General Partner is Angeles Realty Corporation II
("ARC II"), a California corporation.   The Elliott Accommodation Trust and the
Elliott Family Partnership, Ltd., a California limited partnership, are the Non-Managing General Partners. The Managing General Partner and the Non-Managing General Partners are herein collectively referred to as the "General Partners".

   The Partnership, through its public offering of Limited Partnership Units, sold 86,920 units aggregating $43,460,000. The General Partners contributed capital in the amount of $1,000 for a 1% interest in the Partnership. The Partnership was formed for the purpose of acquiring fee and other forms of equity interests in various types of real property. The Managing General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership s properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

   The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners and the Non-Managing General Partners have no right to participate in the management or conduct of such business and affairs. Insignia Management Group, L.P. provides property management services to each of the Partnership's investment properties.

   The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. Each of its apartment and commercial properties is located in or near a major urban area and, accordingly, competes for rentals not only with similar apartment and commercial properties in its immediate area but with hundreds of similar apart-ment and commercial properties throughout the urban area. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

Item 2.     Description of Properties

The following table sets forth the Registrant's investments in properties:

                           Date of
 Property                 Purchase   Type of Ownership             Use

 Poplar Square Shopping   05/15/85   Fee ownership - subject  Commercial
   Center                            to a first mortgage      166,274 sq.ft.

 Lake Forest Apartments   06/27/84   Fee ownership            Residential Rental
                                                              136 units

  The Partnership has a 33.3% investment in Northtown Mall Partners ("Northtown"). It also had a 57% investment in Burlington Outlet Mall Joint Venture ("Burlington") and a 50% investment in Moraine West Carrollton Joint Venture ("Moraine"). The Partnership entered into general partnership agreements with Angeles Income Properties, Ltd. IV, a California partnership and affiliate of the Managing General Partner, to form Burlington, Northtown and Moraine. The property owned by Northtown, as of December 31, 1995, is summarized as follows:
                               Date of
 Property                      Purchase      Type of Ownership      Use

 Northtown Mall                06/28/85           33.3%           Commercial
                                                                  806,730 sq.ft.

  The investment property owned by Moraine was sold on July 21, 1994 to an unaffiliated party. On October 30, 1995, Burlington lost its only investment property, Burlington Outlet Mall, through a foreclosure by an unaffiliated mortgage holder.

  Northtown is accounted for by the Partnership on the equity method in accordance with respective ownership percentage and is included on the balance sheet in "Equity interest in net liabilities of joint venture."

Schedule of Properties:

                       Gross
                     Carrying     Accumulated                           Federal
 Property              Value     Depreciation      Rate     Method     Tax Basis

 Poplar Square
   Shopping        $ 9,692,616     $5,797,235    5-20 yrs     S/L    $ 5,710,915

 Lake Forest
   Apartments        4,299,775      2,132,304    5-40 yrs     S/L      1,836,869

                   $13,992,391     $7,929,539                        $ 7,547,784

See "Note A" of the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.

Schedule of Mortgages:


                     Principal                                     Principal
                     Balance At                                     Balance
                    December 31,  Interest    Period    Maturity     Due At
 Property              1995         Rate    Amortized     Date      Maturity

 Poplar Square
  Shopping Center
  1st mortgage       $3,447,327      (1)       (1)       6/1996   $3,425,969

(1) Fixed monthly payments of principal and interest of $41,965 through August 31, 1994. The monthly payment was adjusted to $35,886 effective September 1, 1994, as a result of the paydown of the mortgage from the proceeds of the land sale (See "Note B" for further discussion). Principal amortization dependent on effective interest rate which is 2.5% over the Yield at Constant Maturity of one year U.S. Treasury Securities (11% as of December 31, 1995). The loan matured on June 9, 1995. A six month extension ending December 9, 1995, was granted for a fee of $17,343. Another six month extension was granted through June 1, 1996, for a fee of $17,481. These loan extension fees, which total $34,824, are included in "Other Assets" on the balance sheet and are being amortized over the life of the extension.

Average annual rental rate and occupancy for 1995 and 1994 for each property:

                                       Average Annual         Average Annual
                                        Rental Rates            Occupancy
 Property                           1995           1994        1995     1994

 Poplar Square Shopping Center   $4.82/sq.ft.  $5.11/sq.ft.     97%     99%

 Lake Forest Apartments           6,040/unit    5,784/unit      94%     95%

  As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes and commercial buildings in the area. The Managing General Partner believes that all of the properties are adequately insured. The multi-family residential property's lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.

  Poplar Square's leases expire on various dates through 2009. The following is a schedule of the lease expirations for the years 1996-2005:

                       Number of                               % of Gross
                     Expirations   Square Feet  Annual Rent    Annual Rent
  Poplar Square
  Shopping Center
        1996              4              7,105     $ 58,784          7.47%
        1997              4             26,801      137,994         17.53%
        1998              1                675        6,683           .85%
        1999              3             11,870      108,880         13.83%
        2000              5             35,545      227,277         28.87%
        2001              2             29,475      219,083         27.83%
     2002-2005            1              2,550       23,715          3.01%

  The following schedule reflects information on tenants occupying 10% or more of the leasable square footage of Poplar Square Shopping Center:


                        Square Footage    Annual Rent
 Nature of Business         Leased      Per Square Foot   Lease Expiration

 Clothes Retailer           22,395           $7.10            01/31/01

 Fabric Retailer            19,980            5.40            01/31/00

 Discount Retailer          47,800            1.88            10/14/09


Real estate taxes and rates in 1995 for each property were:

                                         1995           1995
                                        Billing         Rate

 Poplar Square Shopping Center        $121,781(1)       1.35

 Lake Forest Apartments                 38,997         10.84


(1) The fiscal property tax year for this property, which ends in June, is different than the Partnership's fiscal year.

Item 3.     Legal Proceedings

   Angeles, either directly or through an affiliate, maintained a central disbursement account (the "account") for the properties and partnerships managed by Angeles and its affiliates, including the Registrant. Angeles caused the Partnership to make deposits to the account ostensibly to fund the payment of certain obligations of the Partnership. However, of these total deposits, at least $42,213 deposited by or on behalf of the Partnership was used for purposes other than satisfying the liabilities of the Partnership. Accordingly, the Partnership filed a Proof of Claim in the Angeles bankruptcy proceedings for such amount. However, subsequently the Managing General Partner of the Partnership has determined that the cost involved to pursue such claim would likely exceed any amount received, if in fact such claim were to be resolved in favor of the Partnership. Therefore, the Partnership withdrew this claim on August 9, 1995.

   The Registrant is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

Item 4.  Submission of Matters to a Vote of Security Holders

   The security holders of the Registrant did not vote on any matter during the fourth quarter of the fiscal year covered by this report.

                                     Part II

Item 5. Market for the Partnership s Common Equity and Related Security Holder Matters

   The Partnership, a publicly-held limited partnership, sold 86,920 Limited Partnership Units during its offering period through March 7, 1984, and currently has 86,818 Limited Partnership Units outstanding and 3,776 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units. During 1994, the number of Limited Partnership Units decreased by 102 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.

   The Partnership has discontinued making cash distributions from operations until and unless the financial condition of the Partnership and other relevant factors warrant resumptions of distributions.

Item 6.  Management s Discussion and Analysis

Results of Operations

   This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

   The Partnership recognized income of $224,184 for the year ended December 31, 1995, as compared to a net loss of $1,437,836 for the year ended December 31, 1994. The increase in net income is primarily due to a decrease in general and administrative expenses and an increase in the equity income of joint venture due to a gain on the foreclosure of Burlington Outlet Mall, offset, in part, by a gain on the sale of land at Poplar Square in 1994 (See discussion below).

   The Partnership realized an increase in other income for the year ended December 31, 1995, versus the year ended December 31, 1994. This increase in other income is a result of increased interest income, as a result of investments in short term commercial paper, increased lease cancellation fees, and other miscellaneous fees and collections. The decrease in general and administrative expenses during the year ended December 31, 1995, as compared to the year ended December 31, 1994, is primarily related to decreases in asset management, partnership accounting and investor services cost reimbursements and due to a decrease in professional fees. Amortization of leasing commissions increased as a result of an increase in Poplar Square's leasing activity near the end of 1994 and the beginning of 1995. Bad debt expenses decreased as a result of a reduction of the reserve required based on a review of tenant accounts receivable.

   The increase in the equity in income of joint ventures is primarily due to the $2,606,903 gain on the foreclosure of Burlington Outlet Mall in 1995, of which the Partnership's proportionate share was $1,485,935 (see "Note F" included in "Item 7" for further discussion).

   The loss on disposal of property of $7,691 relates to a roof replacement at Lake Forest Apartments. The loss is the result of the write-off of the roof which was not fully depreciated. The gain on the disposal of property at December 31, 1994, relates to the sale of a parcel of land at Poplar Square Shopping Center. Additionally, the Partnership realized a $9,938 loss related to the roof replacement at Poplar Square Shopping Center. This loss is the result of the write-off of a roof which was not fully depreciated.

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

Capital Resources and Liquidity

   The Partnership s primary source of cash is from the operations of its properties. Cash from these sources is utilized for property operations, capital improvements and/or repayment of debt.

   At December 31, 1995, the Partnership had unrestricted cash of $1,887,586 versus $1,220,603 at December 31, 1994. Net cash provided by operating activities increased as a result of improved operations. The decrease in cash provided by investing activities was principally the result of proceeds from a land sale in 1994, which did not recur in 1995, partially offset by an increase in distributions received from Moraine. Net cash used in financing activities decreased as a result of a prepayment of a portion of the mortgage note payable secured by the Poplar Square investment property from the proceeds of the sale of land during 1994.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $3,447,327, which is secured by the Poplar Square Shopping Center investment property, matured in June 1995. The Managing General Partner is in negotiations to refinance this indebtedness and has received two six month extensions from the mortgage company to do so. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. No cash distributions were recorded in 1994 or 1995.

   On March 15, 1991, Northtown and the holder of the Northtown Mall mortgage note payable entered into an Option Agreement ("Option") whereby such lender has the right and an option to purchase the Northtown Mall property on the terms and conditions as set forth in the Option. The purchase price of the property, as set forth in the Option, is defined as the fair market value of the property. Such Option can be exercised by written notice by the lender at specified dates.

   A purchase agreement was executed on May 8, 1994, for the sale of all of the Moraine properties to an affiliate of the third party managing agent. The sale closed on July 21, 1994. Moraine received a net amount of approximately $2,199,000 in cash after satisfying all indebtedness. Moraine realized a $140,553 gain on the transaction of which the Partnership's pro-rata share was $70,277.

   On October 30, 1995, the Partnership lost Burlington Outlet Mall located in Burlington, NC, through a foreclosure by an unaffiliated mortgage holder. The property was not generating sufficient cash flow to meet debt service requirements. The non-payment of principal and interest constituted a default under the terms of the mortgage agreement and allowed the holder of the mortgage agreement to foreclose on the property. The Partnership deemed it to be in the best interest of the Partnership not to contest the foreclosure action.

Item 7.   Financial Statements


ANGELES INCOME PROPERTIES, LTD. III


LIST OF FINANCIAL STATEMENTS


     Report of Independent Auditors'

     Balance Sheet - December 31, 1995

     Statements of Operations - Years ended December 31, 1995 and 1994

     Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 1995 and 1994

     Statements of Cash Flows - Years ended December 31, 1995 and 1994

     Notes to  Financial Statements




                Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Income Properties, Ltd. III


We have audited the accompanying balance sheet of Angeles Income Properties, Ltd. III as of December 31, 1995, and the related statements of operations, changes in partners' (deficit) capital and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angeles Income Properties, Ltd. III as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                             /S/ ERNST & YOUNG LLP



Greenville, South Carolina
February 16, 1996

                       ANGELES INCOME PROPERTIES, LTD. III

                                  BALANCE SHEET

                                December 31, 1995


 Assets
    Cash and cash equivalents:
       Unrestricted                                              $ 1,887,586
       Restricted--tenant security deposits                           47,387
    Accounts receivable, less allowance
       of $18,494                                                     42,880
    Escrows for taxes                                                118,259
    Other assets                                                     146,802
    Investment properties (Notes B and E):
       Land                                       $ 1,527,024
       Buildings and related personal
          property                                 12,465,367
                                                   13,992,391
       Less accumulated depreciation               (7,929,539)     6,062,852

                                                                 $ 8,305,766

 Liabilities and Partners' Deficit

 Liabilities
    Accounts payable                                             $    11,196
    Tenant security deposits                                          47,387
    Accrued taxes                                                     44,206
    Other liabilities                                                 92,634
    Mortgage note payable (Notes B and E)                          3,447,327
    Equity interest in net liabilities of
       joint venture, net of advances of
       $932,256 (Note F)                                           5,837,641

 Partners' Deficit
    General partners                              $  (386,205)
    Limited partners (86,818
       units issued and outstanding)                 (788,420)    (1,174,625)

                                                                 $ 8,305,766
                 See Accompanying Notes to Financial Statements

                       ANGELES INCOME PROPERTIES, LTD. III

                            STATEMENTS OF OPERATIONS


                                                            Years Ended December 31,
                                                              1995           1994
 Revenues:
    Rental income                                         $ 1,511,937    $ 1,546,016
    Other income                                              100,502         55,377
         Total revenues                                     1,612,439      1,601,393

 Expenses:
    Operating                                                 244,572        241,621
    General and administrative                                295,458        630,673
    Property management fees (Note D)                          70,973         67,520
    Maintenance                                               180,622        169,487
    Depreciation                                              644,513        641,793
    Amortization                                               30,295         21,055
    Interest                                                  412,569        437,610
    Property taxes                                            161,436        150,775
    Bad debt (recovery) expense, net                          (10,275)        53,428
    Tenant reimbursements                                    (189,280)      (208,597)
          Total expenses                                    1,840,883      2,205,365

 Loss before equity in income (loss) of joint ventures       (228,444)      (603,972)

 Equity in income (loss) of joint ventures (Note F)           460,319     (1,337,836)
 (Loss) gain on disposal of property                           (7,691)       503,972

          Net income (loss)                               $   224,184    $(1,437,836)

 Net income (loss) allocated to general partners (1%)     $     2,242    $   (14,378)
 Net income (loss) allocated to limited partners (99%)        221,942     (1,423,458)

                                                          $   224,184    $(1,437,836)

 Net income (loss) per limited partnership unit           $      2.56    $    (16.38)

                 See Accompanying Notes to Financial Statements


                       ANGELES INCOME PROPERTIES, LTD. III

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

                                   Limited
                                 Partnership    General       Limited
                                     Units      Partners     Partners        Total
 Original capital contributions     86,920   $    1,000    $43,460,000    $43,461,000

 Partners' (deficit) capital at
    December 31, 1993               86,920   $ (374,069)    $  413,096     $   39,027

 Abandonment of Limited
    Partnership Units (Note H)        (102)          --             --             --

 Net loss for the year
    ended December 31, 1994             --      (14,378)    (1,423,458)    (1,437,836)

 Partners' deficit at
    December 31, 1994               86,818     (388,447)    (1,010,362)    (1,398,809)

 Net income for the year ended
    December 31, 1995                   --        2,242        221,942        224,184

 Partners' deficit at
    December 31, 1995               86,818   $ (386,205)   $  (788,420)   $(1,174,625)


                 See Accompanying Notes to Financial Statements


                       ANGELES INCOME PROPERTIES, LTD. III

                            STATEMENTS OF CASH FLOWS


                                                             Years Ended December 31,
                                                               1995           1994
 Cash flows from operating activities:
    Net income (loss)                                      $   224,184    $(1,437,836)
    Adjustments to reconcile net income (loss)
      to net cash provided by operating activities
      Equity in income (loss) of joint ventures               (460,319)     1,337,836
      Depreciation                                             644,513        641,793
      Amortization of loan costs
         and leasing commissions                                61,118         32,400
      Bad debt (recovery) expense, net                         (10,275)        53,428
      Loss (gain) on disposal of property                        7,691       (503,972)
    Change in accounts:
      Restricted cash                                            3,063            182
      Accounts receivable                                       12,103        (91,189)
      Escrows for taxes                                        (20,276)       (69,038)
      Other assets                                             (46,154)       128,357
      Accounts payable                                             975        (14,352)
      Tenant security deposit liabilities                       (3,983)           708
      Property taxes                                           (13,468)        41,267
      Other liabilities                                         34,758        (39,491)

         Net cash provided by operating activities             433,930         80,093

 Cash flows from investing activities:
    Capital improvements                                      (166,714)       (91,482)
    Proceeds from sale of asset                                     --        600,000
    Advances to joint venture                                 (482,256)      (450,000)
    Distributions from joint venture                           965,731        500,000

         Net cash provided by investing activities             316,761        558,518

 Cash flows used in financing activities:
    Payments on mortgage notes payable                         (48,884)      (651,017)
    Payment of deferred loan costs                             (34,824)            --

         Net cash used in financing activities                 (83,708)      (651,017)

         Net increase (decrease) in cash and                   666,983        (12,406)
              cash equivalents

 Cash and cash equivalents at beginning of year              1,220,603      1,233,009

 Cash and cash equivalents at end of year                  $ 1,887,586    $ 1,220,603

 Supplemental disclosure of cash
    flow information:

    Cash paid for interest                                 $   381,745    $   432,234

                 See Accompanying Notes to Financial Statements



                       Angeles Income Properties, Ltd. III

                          Notes to Financial Statements

                                December 31, 1995

Note A - Organization and Significant Accounting Policies

Organization: Angeles Income Properties, Ltd. III ("Partnership") is a California limited partnership organized in May 1983 to acquire and operate residential and commercial real estate properties. The Partnership's Managing General Partner is Angeles Realty Corporation II ("ARC II"), an affiliate of Insignia Financial Group, Inc. As of December 31, 1995, the Partnership operates one residential and one commercial property located in or near major urban areas in the United States.

Joint Ventures: The Partnership accounts for its investment in joint ventures using the equity method of accounting (see "Note F"). Under the equity method, the Partnership records its equity interest in earnings or losses of the joint venture. The investment in the joint venture will be recorded at an amount less than zero (a liability) to the extent of the Partnership s share of net liabilities of the joint venture.

Allocations and Distributions to Partners: In accordance with the Agreement, any gain from the sale or other disposition of Partnership assets will be allocated first to the Managing General Partner to the extent of the amount of any Incentive Interest (as defined below) to which the Managing General Partner is entitled. Any gain remaining after said allocation will be allocated to the General Partners and Limited Partners in proportion to their interests in the Partnership; provided that the gain shall first be allocated to Partners with negative account balances, in proportion to such balances, in an amount equal to the sum of such negative capital account balances. The Partnership will allocate other profits and losses .5% to the Managing General Partner, .5% to the Non-Managing General Partners, and 99% to the Limited Partners.

Except as discussed below, the Partnership will allocate distributions 1% to the General Partners and 99% to the Limited Partners.

Upon the sale or other disposition, or refinancing of any asset of the Partnership, the Distributable Net Proceeds shall be distributed as follows:
(i) First, to the Partners in proportion to their interest until the Limited Partners have received proceeds equal to their Original Capital Investment applicable to the property; (ii) Second, to the Partners until Limited Partners have received distributions from all sources equal to their 6% Cumulative Distribution, (iii) Third, to the Managing General Partner until it has received its Brokerage Compensation; (iv) Fourth, to the Partners in proportion to their interests until the Limited Partners have received distributions from all sources equal to their additional 2% Cumulative Distribution; and (v) Thereafter, 85% to the Partners in proportion to their interests and 15% ("Incentive Interest") to the Managing General Partner.


Note A - Organization and Significant Accounting Policies (continued)

Depreciation: Depreciation is computed utilizing the straight-line method over the estimated lives of the investment properties and related personal property. For Federal income tax purposes, depreciation is computed by using the straight-line method over an estimated life of 5 to 20 years for personal property and 15 to 40 years for real property.

Cash and Cash Equivalents: The Partnership considers all highly liquid investments with a maturity when purchased of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Investment Properties: Prior to the fourth quarter of 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During the fourth quarter of 1995 the Partnership adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Loan Costs: Loan costs of $148,267 are included in "Other assets" in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the loan. At December 31, 1995, accumulated amortization is $126,054.

Lease Commissions: Lease commissions are being amortized using the straight-line method over the term of the respective leases.

Fair Value: In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgage by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership (Note B).

Leases: The Partnership generally leases apartment units for twelve-month terms or less. Commercial building lease terms are generally for twelve months to 16 years. Several tenants have percentage rent clauses which provide for additional rent upon the tenant achieving certain objectives. Percentage rent recognized was $14,263 and $17,392 in 1995 and 1994, respectively.


Note A - Organization and Significant Accounting Policies (continued)

Tenant Security Deposits: The Partnership generally requires security deposits from apartment leases for the duration of the lease. Deposits are refunded when the tenant vacates the apartment space if there has been no damage to the unit.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications: Certain reclassifications have been made to the 1994 balances to conform to the 1995 presentation.

Note B -  Mortgage Note Payable

The principal terms of the mortgage note payable are as follows:


                         Monthly                         Principal     Principal
                         Payment     Stated               Balance     Balance At
                        Including   Interest  Maturity     Due At    December 31,
 Property               Interest      Rate      Date      Maturity       1995
 Poplar Square
    Shopping Center      $ 35,886      (1)     6/1996   $3,425,969     $3,447,327

(1) Fixed monthly payment of principal and interest of $41,965 through August 31, 1994. The monthly payment was adjusted to $35,886 effective September 1, 1994, as a result of the paydown of the mortgage from the proceeds of the land sale (See further discussion below). Principal amortization is dependent on an effective interest rate which is 2.5% over the Yield at Constant Maturity of one year U.S. Treasury Securities with a ceiling of 16.5% and a floor of 11% (11% as of December 31, 1995). The loan matured on June 9, 1995. A six month extension ending December 9, 1995, was granted for a fee of $17,343. Another six month extension was granted through June 1, 1996, for a fee of $17,481. These loan extension fees, which total $34,824, are included in "Other Assets" on the balance sheet. These fees are being amortized over the life of the extension.


The mortgage note payable is secured by pledge of the Partnership s investment property and by pledge of revenues from Poplar Square Shopping Center. The Partnership's mortgage note payable matures June 1996. The Managing General partner intends to refinance this debt.

The estimated fair value of the Partnership's debt approximates its carrying amount.

On July 7, 1994, the Partnership sold a parcel of land at Poplar Square Shopping Center. Total consideration was $600,000. Total selling costs were $2,095 and the remaining proceeds of $597,905 were paid to the mortgage holder and applied to the principal balance.

Note C - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net income (loss) as reported and Federal taxable income
(loss) result primarily from differences in methods of accounting for joint ventures and depreciation over different methods and lives and on differing cost bases of the properties. The following is a reconciliation of reported net loss and Federal taxable loss:
                                          1995           1994


 Net income (loss) as reported        $   224,184    $(1,437,836)
 Add (deduct):
   Depreciation differences                29,700        (45,322)
   Joint venture differences           (2,540,972)      (640,216)
   Other                                   43,795        (18,469)

 Federal taxable loss                 $(2,243,293)   $(2,141,843)

 Federal taxable loss per
   limited partnership unit           $    (25.58)   $    (24.42)

The following is a reconciliation between the Partnership s reported amount and Federal tax basis of net assets and liabilities:

 Net deficiency as reported                    $(1,174,625)
 Land and buildings                              1,913,738
 Accumulated depreciation                         (428,806)
 Syndication and distribution costs              5,806,614
 Investment in joint ventures                    1,628,060
 Other                                               5,667

 Net assets - Federal tax basis                $ 7,750,648


Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and affiliates in 1995 and in 1994:

                                                1995             1994

 Property management fees                     $ 70,973         $ 67,520

 Reimbursement for services of
     affiliates                                234,670          333,022


The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which were later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Note E - Investment Properties and Accumulated Depreciation


                                 Initial Cost
                                To Partnership
                                                                     Cost
                                                     Buildings    Capitalized
                                                   and Related     (Removed)
                                                     Personal    Subsequent to
 Description            Encumbrance       Land       Property     Acquisition

 Poplar Square
      Shopping Center    $3,447,327   $  956,559   $10,302,441    $(1,566,384)

 Lake Forest Apts.               --      656,556     3,160,444        482,775

    Totals               $3,447,327   $1,613,115   $13,462,885    $(1,083,609)


Note E - Investment Properties and Accumulated Depreciation (continued)


                                           Gross Amount At Which Carried
                                               At December 31, 1995
                                          Buildings
                                         And Related
                                          Personal                     Accumulated      Date       Depreciable
 Description                  Land        Property        Total       Depreciation    Acquired     Life-Years
 Poplar Square
  Shopping Center          $  870,468     $ 8,822,148   $ 9,692,616    $ 5,797,235    05/15/85          5-20

 Lake Forest
  Apartments                  656,556       3,643,219     4,299,775      2,132,304    06/27/84          5-40

         Totals            $1,527,024     $12,465,367   $13,992,391     $7,929,539


The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 3 to 10 years.

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                            Year Ended December 31,
                                              1995           1994
 Investment Properties

 Balance at beginning of year             $13,858,640    $13,880,352
   Property improvements and
      replacements                            166,714         91,482
   Property, plant and equipment
      disposed of                             (32,963)      (113,194)

 Balance at end of year                   $13,992,391    $13,858,640

 Accumulated Depreciation

 Balance at beginning of year             $ 7,310,298    $ 6,685,670
   Additions charged to expense               644,513        641,793
   Write-off of accumulated
      for property disposed of                (25,272)       (17,165)

 Balance at end of year                   $ 7,929,539    $ 7,310,298

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1995 and 1994, is $15,906,129 and $15,750,720. The accumulated depreciation taken for Federal income tax purposes at December 31, 1995 and 1994 is $8,358,345 and $7,743,531.

Note F - Investments in Joint Venture

The Partnership has a 33.3% investment in Northtown Mall Partners ("Northtown") which is shown as "Equity interest in net liabilities of joint venture". The Partnership had a 57% investment in Burlington Outlet Mall Joint Venture ("Burlington") and a 50% investment in Moraine West Carrollton Joint Venture ("Moraine"). The Partnership no longer has an investment in these joint ventures due to the foreclosure of Burlington's investment property and the dissolution of Moraine during 1995 as discussed below. The condensed balance sheet information as of December 31, 1995 for Burlington and Northtown is as follows:

                                      Burlington      Northtown

 Cash                                $    22,764    $    88,139
 Accounts receivable                          --      1,390,342
 Other assets                                 --      5,739,772
 Investment properties, net          $        --     26,410,618

 Total assets                        $    22,764    $33,628,871

 Notes payable                       $        --     51,732,243
 Other liabilities                        12,706        539,063
 Due to partners                          10,058      1,822,852
 Deficit                                      --    (20,465,287)

 Total liabilities and
      Deficit                        $    22,764    $33,628,871

The condensed statements of operations information for the joint ventures are as follows:

                                      Burlington      Moraine       Northtown
                                                        1995

 Revenues                            $   230,472    $    12,445   $ 6,319,682
 Costs and expenses                     (762,497)          (625)   (8,307,913)

 (Loss) income before gain on
      foreclosure and loss on
      disposal of property              (532,025)        11,820    (1,988,231)

 Gain on foreclosure                   2,606,903             --            --

 Loss on disposition of property              --             --      (140,544)

   Net income (loss)                 $ 2,074,878    $    11,820   $(2,128,775)

                                                        1994

 Revenues                            $   595,823    $   989,221   $ 6,051,699
 Costs and expenses                   (1,609,435)      (989,260)   (8,302,206)

 Loss before loss on disposal of
      property and gain on sale of
      property                        (1,013,612)           (39)   (2,250,507)

 Loss on disposition of property              --             --      (169,716)
 Gain on sale of property                     --        140,553            --

      Net (loss) income              $(1,013,612)   $   140,514   $(2,420,223)


Note F -Investments in Joint Venture (continued)

The Partnership's equity in the income of the joint ventures was $460,319 for the year ended December 31, 1995 and the Partnership's equity in the loss of the joint ventures was $1,337,836 for the year ended December 31, 1994. This increase in income can be primarily attributed to the gain recognized on the foreclosure of Burlington.

Burlington:

On October 30, 1995, Burlington lost its investment property, the Burlington Outlet Mall located in Burlington, NC, through foreclosure by an unaffiliated mortgage holder. The property was not generating sufficient cash flow to meet debt service requirements. The non-payment of principal and interest constituted a default under terms of the mortgage agreement and allowed the holder of the nonrecourse mortgage to foreclose on the property. Burlington recognized a gain of $2,606,903 as a result of the foreclosure (of which the Partnership's share was $1,485,935), and subsequently the General Partners decided to terminate the joint venture. All remaining cash will be used to pay the joint venture's liabilities in 1996, at which time Burlington will be dissolved.

Moraine:

A purchase agreement was executed on May 8, 1994, for the sale of all the Moraine West Carrollton properties to an affiliate of the third party managing agent. The sale closed on July 21, 1994. Moraine received a net amount of approximately $2,199,000 in proceeds after satisfying all indebtedness. Moraine realized a $140,553 gain on the transaction of which the Partnership's share was $70,277. Moraine made a final distribution of $1,931,461 in 1995, of which the Partnership's share was $965,731, and the joint venture was then dissolved.

Northtown:

The net loss at Northtown decreased due to an increase in revenues. The $140,544 loss on disposition of property at Northtown is the result of a roof replacement at the investment property. This loss is due to the write-off of
the old roof which was not fully depreciated.   On March 15, 1991, Northtown and
the holder of the Northtown Mall mortgage note payable entered into an Option Agreement ("Option") whereby the lender has the right and an option to purchase the Northtown Mall property on the terms and conditions as set forth in the Option. The purchase price of the property, as set forth in the Option, is defined as the fair market value of the property. Such Option can be exercised by written notice by the lender at specified dates.

Note G - Operating Leases

Tenants of the commercial properties are responsible for their own utilities and maintenance of their space, and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes. Tenants are generally not required to pay a security deposit. Bad debt expense has been within the Managing General Partner's expectations.

As of December 31, 1995, the Partnership had minimum future rentals under noncancellable leases with tenants with terms ranging from twelve months to sixteen years.

                   1996                          $  835,755
                   1997                             723,614
                   1998                             663,525
                   1999                             636,005
                   2000                             440,608
                Thereafter                          905,938
                                                 $4,205,445


Note H - Abandonment of Limited Partnership Units

In 1994, the number of Limited Partnership Units decreased by 102 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the limited partner is still allocated his or her share of net income or loss for that year. The income (loss) per Limited Partnership Unit in the accompanying Statements of Operations is calculated based on the number of units outstanding at the beginning of the year.

                                    PART III


Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

There were no disagreements with Ernst & Young LLP regarding the 1995 or 1994 audits of the Partnership's financial statements.


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The name of the directors and executive officers of Angeles Realty Corporation II ( ARC II ), the Partnership s Managing General Partner as of December 31, 1995, their ages and the nature of all positions with ARC II presently held by them are as follows:

   Name                          Age               Position

   Carroll D. Vinson             55                President

   Robert D. Long, Jr.           28                Controller and Principal
                                                   Accounting Officer

   William H. Jarrard, Jr.       49                Vice President

   John K. Lines, Esq.           36                Vice President and
                                                   Secretary

   Kelley M. Buechler            38                Assistant Secretary


Carroll D. Vinson has been President of Metropolitan Asset Enhancement, L.P., and subsidiaries since August of 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and a Director of U.S. Shelter Corporation, a real estate services company, which sold substantially all of its assets to Insignia in December 1990.

Robert D. Long, Jr. is Controller and Principal Accounting Officer. Prior to joining Metropolitan Asset Enhancement, L.P., and subsidiaries he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates. He is a graduate of the University of Memphis.

William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia Financial Group, Inc. ("Insignia") since January 1991. Mr. Jarrard was employed by U.S. Shelter in a similar capacity for the five years prior to his joining Insignia. He was previously associated with the accounting firm, Ernst & Whinney, for eleven years. Mr. Jarrard is a graduate of the University of South Carolina and is a certified public accountant.

John K. Lines, Esq. has been Insignia's General Counsel and Secretary since June 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with BANC ONE CORPORATION, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

Kelley M. Buechler is Assistant Secretary of Insignia. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter. Ms. Buechler is a graduate of the University of North Carolina.

Item 10. Executive Compensation

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC II. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, fees and other payments have been made to the Partnership s Managing General Partner and its affiliates, as described in "Note D" of the Financial Statements included under Item 7, which is incorporated herein by reference.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

As of January 1, 1996, no person owned of record more than 5% of Limited Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.

The Partnership knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership, except for: Article 12.1 of the Agreement, which provides that upon a vote of the Limited Partners holding more than 50% of the then outstanding Limited Partnership Units the General Partners may be expelled from the Partnership upon 90 days written notice. In the event that successor general partners have been elected by Limited Partners holding more than 50% of the then outstanding Limited Partnership Units and if said Limited Partners elect to continue the business of the Partnership, the Partnership is required to pay in cash to the expelled General Partners an amount equal to the accrued and unpaid management fee described in Article 10 of the Agreement and to purchase the General Partners interest in the Partnership on the effective date of the expulsion, which shall be an amount equal to the difference between (i) the balance of the General Partners capital account and (ii) the fair market value of the share of Distributable Net Proceeds to which the General Partners would be entitled. Such determination of the fair market value of the share of Distributable Net Proceeds is defined in Article 12.2(b) of the Agreement.

Item 12.   Certain Relationships and Related Transactions

No transactions have occurred between the Partnership and any officer or director of ARC II.

During the year ended December 31, 1995, the transactions that occurred between the Partnership and ARC II and affiliates of ARC II pursuant to the terms of the Agreement are disclosed under "Note D" of the Partnership s Financial Statements included under "Item 7", which is hereby incorporated by reference.




                                     Part IV

Item 13.  Exhibits and Reports on Form 8-K

        (a) Exhibits required by Item 601 of Regulation S-B: Refer to Exhibit Index.

        (b) Reports on Form 8-K: A Form 8-K was filed on October 30, 1995 reporting the foreclosure of Burlington Outlet Mall by lender in the Burlington Outlet Mall Joint Venture.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ANGELES INCOME PROPERTIES, LTD. III
                                       (A California Limited Partnership)
                                       (Registrant)






                                 By:   Angeles Realty Corporation II


                                 By:   /s/ Carroll D. Vinson
                                       Carroll D. Vinson
                                       President


                                 Date: March 21, 1996


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.




/s/ Carroll D. Vinson            President                     March 21, 1996
Carroll D. Vinson




/s/ Robert D. Long, Jr.          Controller and Principal      March 21, 1996
Robert D. Long, Jr.              Accounting Officer



                       ANGELES INCOME PROPERTIES, LTD. III


                                  Exhibit Index

Exhibit Number                Description of Exhibit

     3.1 Amended Certificate and Agreement of the Limited Partnership file in Form S-11 dated June 2, 1983, which is incorporated herein by reference.

     10.1 Agreement of Purchase and Sale of Real Property with Exhibits - Lake Forest Apartments file in Form 8-K dated June 28, 19984, which is incorporated herein by reference.

     10.3 Agreement of Purchase and Sale of Real Property with Exhibits - Poplar Square Shopping Center filed in Form 8-K dated May 15, 1985, which is incorporated herein by reference.

     10.4 Agreement of Purchase and Sale of Real Property with Exhibits - Northtown Mall filed in Form 8-K dated July 15, 1985, which is incorporated herein by reference.

     10.5 General Partnership Agreement of Northtown Partners filed in Form 10-K dated October 31, 1986, which is incorporated herein by reference.

     10.6 Agreement of Purchase and Sale of Real Property with Exhibits - Burlington Mall Partners filed in Form 8-K dated December 19, 1985, which is incorporated herein by reference.

     10.7 Agreement of Purchase and Sale of Real Property Exhibits - Moraine-West Carrollton Partners file in Form 8-K dated December 20, 1985, which is incorporated herein by reference.

     10.9 Promissory Note - Burlington Outlet Mall filed in Form 10-K dated December 31, 1989, which is incorporated herein by reference.

     10.10 Agreement of Purchase and Sale of Real Property - Lake Highlander Mobile Home Park filed in Form 8-k dated January 10, 1991, which is incorporated herein by reference.



Exhibit Number                          Description of Exhibit

     10.11 Promissory Note - Northtown Mall filed Form 10-K dated December 31, 1990, which is incorporated herein by reference.

     10.12 Stock Purchase Agreement dated November 24, 1992 showing the purchase of 100% of the outstanding stock of Angeles Realty Corporation II by IAP GP Corporation, a subsidiary of MAE GP Corporation, filed in Form 8-K dated December 31, 1992, which is incorporated herein by reference.

     10.13 Agreement of Purchase and Sale of Real Property - Moraine West Carrollton Partners filed in Form 8-K dated July 21, 1994, which was incorporated herein by reference.

     10.14 Foreclosure of Burlington Outlet Mall by lender in the Burlington Outlet Mall Joint Venture

     16.1 Letter from Registrant's former accountant regarding its concurrence with the statements made by the Registrant is incorporated by reference to the Exhibit filed with Form 8-K dated September 1, 1993.