Form 10QSB
period 1996-03-31
ANGELES INCOME PROPERTIES LTD III
filed 1996-05-14
CIK 720460

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


                  For the quarterly period ended March 31, 1996


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT

                  For the transition period.........to.........

                         Commission file number 0-13192


                       ANGELES INCOME PROPERTIES, LTD. III
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

ITEM 1.  FINANCIAL STATEMENTS


a)                     ANGELES INCOME PROPERTIES, LTD. III

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1996


 Assets
    Cash and cash equivalents:
      Unrestricted                                                    $ 1,433
      Restricted--tenant security deposits                                 47
    Accounts receivable, less allowance
      for doubtful accounts of $30                                         18
    Escrows for taxes                                                     154
    Other assets                                                          122
    Investment properties
        Land                                              $  1,527
        Buildings and related personal property             12,490
                                                            14,017
        Less accumulated depreciation                       (8,091)     5,926
                                                                     $  7,700


 Liabilities and Partners' Deficit

 Liabilities
    Accounts payable                                                  $    12
    Tenant security deposits                                               47
    Accrued taxes                                                          12
    Other liabilities                                                      59
    Mortgage notes payable                                              3,434
    Equity interest in net liabilities of joint venture,
        net of advances of $1,369 (Note B)                              5,642

 Partners' Deficit
    General partners                                      $   (389)
    Limited partners (86,818 units issued
       and outstanding)                                     (1,117)    (1,506)
                                                                     $  7,700

                 See Accompanying Notes to Financial Statements

b)                     ANGELES INCOME PROPERTIES, LTD. III

                             STATEMENTS OF OPERATIONS

                                  (Unaudited)
                        (in thousands, except unit data)


                                                   Three Months Ended
                                                        March 31,
                                                    1996          1995
 Revenues:
    Rental income                                 $    400      $    429
    Other income                                        13            19
     Total revenues                                    413           448

 Expenses:
    Operating                                          110            86
    General and administrative                          56            74
    Maintenance                                         37            35
    Depreciation                                       161           159
    Interest                                           106            99
    Property taxes                                      22            41
    Bad debt expense                                    11            --
     Total expenses                                    503           494

 Loss before equity in loss of
     joint ventures                                    (90)          (46)

 Equity in loss of joint ventures (Note B)            (241)         (272)

     Net loss                                     $   (331)     $   (318)

 Net loss allocated to general
    partners (1%)                                 $     (3)     $     (3)
 Net loss allocated to limited
    partners (99%)                                    (328)         (315)

     Net loss                                     $   (331)     $   (318)

 Net loss per limited partnership unit            $  (3.78)     $  (3.63)

                 See Accompanying Notes to Financial Statements

c)                     ANGELES INCOME PROPERTIES, LTD. III

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership    General       Limited
                                      Units       Partners      Partners        Total
 Original capital contributions      86,920       $     1       $ 43,460       $ 43,461

 Partners' deficit at
     December 31, 1995               86,818       $  (386)      $   (789)      $ (1,175)

 Net loss for the three months
     ended March 31, 1996                --            (3)          (328)          (331)

 Partners' deficit at
    March 31, 1996                   86,818       $  (389)      $ (1,117)      $ (1,506)

                 See Accompanying Notes to Financial Statements

d)                     ANGELES INCOME PROPERTIES, LTD. III

                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                                     March 31,
                                                                  1996          1995
Cash flows from operating activities:
   Net loss                                                   $   (331)     $   (318)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Equity in loss of joint ventures                              241           272
     Depreciation                                                  161           159
     Amortization of loan costs and leasing commissions             19            10
     Bad debt expense                                               11            --
   Change in accounts:
     Restricted cash                                                --             3
     Accounts receivable                                            13             2
     Escrows for taxes                                             (36)           44
     Other assets                                                    6           (11)
     Accounts payable                                                1             6
     Tenant security deposit liabilities                            --            (2)
     Accrued taxes                                                 (32)          (38)
     Other liabilities                                             (34)           15

           Net cash provided by operating activities                19           142

Cash flows from investing activities:
   Capital improvements                                            (25)          (54)
   Advances to Joint Venture                                      (436)         (195)
   Distributions from Joint Venture                                 --           963

           Net cash (used in) provided by
               investing activities                               (461)          714

Cash flows used in financing activities:
   Payments on mortgage notes payable                              (13)          (12)

Net (decrease) increase in cash                                   (455)          844

Cash and cash equivalents at beginning of period                 1,888         1,221

Cash and cash equivalents at end of period                     $ 1,433       $ 2,065

Supplemental disclosure of cash flow information:
   Cash paid for interest                                      $    95       $    96

                 See Accompanying Notes to Financial Statements


e)                     ANGELES INCOME PROPERTIES, LTD. III

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Angeles Income Properties, Ltd. III's (the "Partnership") annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Investment in Joint Venture

The Partnership has a 33.3% investment in Northtown Mall Partners ("Northtown") which is shown as "Equity interest in net liabilities of joint venture" on the balance sheet. The Partnership had a 57% investment in Burlington Outlet Mall Joint Venture ("Burlington") and a 50% investment in Moraine West Carrollton Joint Venture ("Moraine"). The Partnership no longer has an investment in these joint ventures due to the foreclosure of Burlington's investment property and the dissolution of Moraine during 1995. The condensed balance sheet information as of March 31, 1996, for Northtown and Burlington is as follows:

                                              Northtown       Burlington
                                                     (in thousands)
            Assets

            Cash                                 $   420         $   26
            Other assets                           7,751              2
            Investment properties, net            25,833             --

               Total                             $34,004         $   28

Note B - Investment in Joint Venture (continued)

Liabilities and Partners' (Deficit) Capital

                                      Northtown      Burlington
                                            (in thousands)

       Other liabilities               $  3,540      $     17
       Mortgage notes payable            51,649            --
       Partners' (deficit) capital      (21,185)           11

          Total                        $ 34,004      $     28

The condensed profit and loss statements for the three months ended March 31, 1996 and 1995, for the joint ventures is as follows:


                                     Northtown      Burlington
                                           (in thousands)
                                                1996

       Revenue                         $ 2,573       $    11
       Costs and expenses               (3,293)           --

         Net (loss) income             $  (720)      $    11

                                     Northtown      Burlington     Moraine
                                                       1995

       Revenue                         $ 2,543       $   143        $   13
       Costs and expenses               (3,147)         (273)           (1)

         Net (loss) income             $  (604)      $  (130)       $   12


The Partnership's equity in the losses of the joint ventures was $241,000 and $272,000 for the three months ended March 31, 1996 and 1995, respectively.

The Partnership accounts for its 33.3% investment in Northtown using the equity method of accounting. Under the equity method, the Partnership records its equity interest in earnings or losses of the joint ventures; however, the investment in the joint ventures will be recorded at an amount less than zero (a liability) to the extent of the Partnership's share of net liabilities of the joint ventures.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following expenses owed to the Managing General Partner and affiliates during the three months ended March 31, 1996, and March 31, 1995, were paid or accrued:

                                            1996           1995
                                               (in thousands)

   Property management fees                    $16          $15

   Reimbursement for services of
   affiliates                                   37           58

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


The Partnership's investment properties consist of one apartment complex and one commercial property. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:


                                                 Average Occupancy
                                                 1996         1995

       Lake Forest Apartments (1)
           Brandon, Mississippi                   87%          95%

       Poplar Square Shopping Center
           Medford, Oregon                        97%          97%


(1) The decrease in occupancy at Lake Forest Apartments is due to competition from new apartment complexes in the Brandon, Mississippi area.

The Partnership realized a net loss of $331,000 for the three months ended March 31, 1996, as compared to a net loss of $318,000 for the three months ended March 31, 1995. The increase in the net loss for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, is primarily due to a decrease in rental income, offset, in part, by a decrease in equity in loss of joint venture(s).

Rental income decreased during the months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to the decrease in occupancy at Lake Forest Apartments and a decrease in average rental rates at Poplar Square Shopping Center. The decrease in other income during the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, is a result of decreased lease cancellation fees, deposits forfeited and other fees and collections. The increase in operating expenses relates primarily to increased maintenance payroll associated with improvements being made on vacant units at Lake Forest Apartments. The decrease in general and administrative expenses during the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, is primarily related to decreases in cost reimbursements for asset management, partnership accounting and investor services. The decrease in property tax expense relates to a refund for an overpayment of property taxes on Poplar Square Shopping Center. Bad debt expenses increased as a result of an increase in the reserve required based on a review of tenant accounts.

The decrease in the equity loss of joint ventures can be attributed to the loss recognized on the Partnership's investment in Burlington for the three months ended March 31, 1995. Due to the foreclosure of the Burlington investment property in 1995, this loss did not recur in 1996.

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

At March 31, 1996, the Partnership had unrestricted cash of $1,433,000 compared to $2,065,000 at March 31, 1995. Net cash provided by operating activities decreased as a result of an increase in net loss, an increase in escrows for taxes and a decrease in other liabilities, offset, in part, by a decrease in other assets. Net cash used in investing activities increased due to more advances to Northtown Mall in 1996 and a non-recurring distribution received from Moraine in 1995. The Northtown Mall property has continued to experience cash shortfalls and has been dependent upon the Partnership and Angeles Income Properties, Ltd. IV (the 66.7% owner of Northtown) to cover such shortfalls in order to meet operating and debt service requirements for this property (see discussion below for the Managing General Partner's plans regarding this investment property).

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $3,434,000, which is secured by the Poplar Square Shopping Center investment property, matured in June 1995. The Managing General Partner is in negotiations to refinance this indebtedness and has received two six month extensions from the mortgage company to do so. The current extension expires June 1996. The Managing General Partner does not anticipate that there will be any excess cash available to the Partnership, if in fact the refinance is successful. The outcome of the negotiations to refinance cannot presently be determined. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves.

On March 15, 1991, Northtown and the holder of the Northtown Mall mortgage note payable entered into an Option Agreement ( Option ) whereby such lender has the right and an option to purchase the Northtown Mall property on the terms and conditions as set forth in the Option. The purchase price of the property, as set forth in the Option, is defined as the fair market value of the property. Such Option can be exercised by written notice by the lender at specified dates. The Managing General Partner is presently in negotiations to refinance this indebtedness as well, however, the outcome of such negotiations cannot presently be determined.

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

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Angeles Corporation ("Angeles"), either directly or through an affiliate, maintained a central disbursement account (the account ) for the properties and partnerships managed by Angeles and its affiliates, including the Registrant. Angeles caused the Partnership to make deposits to the account ostensibly to fund the payment of certain obligations of the Partnership. However, of these total deposits, at least $42,213 deposited by or on behalf of the Partnership was used for purposes other than satisfying the liabilities of the Partnership. Accordingly, the Partnership filed a Proof of Claim in the Angeles bankruptcy proceedings for such amount. However, subsequently the Managing General Partner of the Partnership determined that the cost involved to pursue such claim would likely exceed any amount received, if in fact such claim were to be resolved in favor of the Partnership. Therefore, the Partnership withdrew this claim on August 9, 1995.

The Registrant is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


       a)  Exhibits - None.

       b)  Reports on Form 8-K:

           None filed during the three months ended March 31, 1996.


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



                                       ANGELES INCOME PROPERTIES, LTD. III

                                       By:   Angeles Realty Corporation II
                                             Managing General Partner


                                       By:   /s/Carroll D. Vinson
                                             Carroll D. Vinson
                                             President


                                       By:   /s/Robert D. Long
                                             Robert D. Long
                                             Vice President/CAO


                                       Date: May 14, 1996