Form 10QSB
period 1996-06-30
ANGELES INCOME PROPERTIES LTD III
filed 1996-08-13
CIK 720460

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


                  For the quarterly period ended June 30, 1996


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



ITEM 1.  FINANCIAL STATEMENTS

a)                     ANGELES INCOME PROPERTIES. LTD. III

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 1996

 Assets
      Cash and cash equivalents:
      Unrestricted                                                            $ 1,266
      Restricted--tenant security deposits                                         48
   Accounts receivable, net of allowance of $41                                    48
   Escrow deposits for taxes                                                      189
   Other assets                                                                   138
   Investment properties:
      Land                                                       $ 1,527
      Buildings and related personal property                     12,516
                                                                  14,043
      Less accumulated depreciation                               (8,253)       5,790
                                                                              $ 7,479

   Liabilities and Partners' Deficit

   Liabilities
      Accounts payable                                                        $    10
      Tenant security deposits                                                     48
      Property taxes                                                               19
      Other                                                                        73
      Mortgage note payable                                                     3,421
      Equity interest in net liabilities of
         joint venture, net of advances of $1,544 (Note B)                      5,752

   Partners' Deficit
      General partners                                           $  (393)
      Limited partners capital (86,818
         units and outstanding)                                   (1,451)      (1,844)

                                                                              $ 7,479
                 See Accompanying Notes to Financial Statements

b)                     ANGELES INCOME PROPERTIES, LTD. III

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                     Three Months Ended           Six Months Ended
                                          June 30,                    June 30,
                                     1996          1995          1996          1995
 Revenues:
   Rental income                    $  451        $  414        $  851        $  843
   Other income                         33            38            46            57
     Total revenues                    484           452           897           900

 Expenses:
   Operating                           103            73           213           159
   General and administrative           67            79           123           153
   Maintenance                          43            36            80            71
   Depreciation                        162           160           323           319
   Interest                            109            98           215           197
   Bad debt expense                     12            --            23            --
   Property taxes                       41            41            63            82
     Total expenses                    537           487         1,040           981

 Loss before equity in loss
    of joint ventures                  (53)          (35)         (143)          (81)
 Equity in loss of joint
   ventures (Note B)                  (285)         (256)         (526)         (528)

     Net loss                       $ (338)       $ (291)       $ (669)       $ (609)

 Net loss allocated to general
   partners (1%)                    $   (3)       $   (3)       $   (7)       $   (6)
 Net loss allocated to limited
   partners (99%)                     (335)         (288)         (662)         (603)

     Net loss                       $ (338)       $ (291)       $ (669)       $ (609)

 Net loss per limited
   partnership unit                 $(3.86)       $(3.32)       $(7.63)       $(6.95)

                 See Accompanying Notes to Financial Statements

c)                     ANGELES INCOME PROPERTIES, LTD. III

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)

                                      Limited
                                    Partnership     General      Limited
                                       Units       Partners     Partners       Total
 Original capital contributions        86,920      $     1      $43,460       $43,461

 Partners' deficit at
    December 31, 1995                  86,818      $  (386)     $  (789)      $(1,175)

 Net loss for the six months
    ended June 30, 1996                    --           (7)        (662)         (669)

 Partners' deficit at
    June 30, 1996                      86,818      $  (393)     $(1,451)      $(1,844)

                 See Accompanying Notes to Financial Statements


d)                     ANGELES INCOME PROPERTIES, LTD. III

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                         Six Months Ended
                                                             June 30,
                                                         1996        1995
 Cash flows from operating activities:
    Net loss                                          $  (669)      $  (609)
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
       Equity in loss of joint ventures                   526           528
       Depreciation                                       323           319
       Amortization of loan costs and
            leasing commissions                            42            20
       Bad debt expense                                    23            --
    Change in accounts:
       Restricted cash                                     (1)            2
       Accounts receivable                                (28)           10
       Escrows for taxes                                  (71)           50
       Other assets                                         4           (18)
       Accounts payable                                    (1)            1
       Tenant security deposit liabilities                  1            (2)
       Property taxes                                     (25)          (39)
       Other liabilities                                  (20)           19

            Net cash provided by operating
                activities                                104           281

 Cash flows from investing activities:
    Property improvements and replacements                (50)          (83)
    Advances to joint ventures                           (612)         (378)
    Distributions from joint ventures                      --           966

            Net cash (used in) provided by
                investing activities                     (662)          505

 Cash flows from financing activities:
    Payments on mortgage notes payable                    (27)          (24)
    Payments of loan costs                                (37)           --

            Net cash used in financing activities         (64)          (24)

 Net (decrease) increase in cash                         (622)          762

 Cash and cash equivalents at beginning of period       1,888         1,221

 Cash and cash equivalents at end of period           $ 1,266       $ 1,983

 Supplemental disclosure of cash flow information:
    Cash paid for interest                            $   189       $   192

                 See Accompanying Notes to Financial Statements


e)                     ANGELES INCOME PROPERTIES, LTD. III

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Angeles Income Properties, Ltd. III's (the "Partnership") annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


Note B - Investment in Joint Ventures

The Partnership has a 33.3% investment in Northtown Mall Partners ("Northtown") which is shown as "Equity interest in net liabilities of joint venture" on the balance sheet. The Partnership had a 57% investment in Burlington Outlet Mall Joint Venture ("Burlington") and a 50% investment in Moraine West Carrollton Joint Venture ("Moraine"). The Partnership no longer has an investment in these joint ventures due to the foreclosure of Burlington's investment property in 1995 and the sale of Moraine's investment property in 1994.

Condensed balance sheet information as of June 30, 1996, for the joint ventures is as follows:

                                       Northtown         Burlington

 Assets
 Cash                                   $   152           $  26
 Other assets                             7,338               2
 Investment properties, net              25,276              --
    Total                               $32,766           $  28


Liabilities and Partners' (Deficit) Capital


                                         Northtown     Burlington

 Other liabilities                       $  3,241        $  17
 Note payable                              51,564           --
 Partners' (deficit) capital              (22,039)          11
    Total                                $ 32,766        $  28

The condensed profit and loss statements for the three and six months ended June 30, 1996 and 1995, for the joint ventures are as follows:

                                           Three Months Ended
                                              June 30, 1996
                                       Northtown         Burlington

 Revenues                              $ 2,417            $  --
 Costs and expenses                     (3,271)              --
    Net loss                           $  (854)           $  --



                                              Three Months Ended
                                                June 30, 1995

                                   Northtown         Moraine      Burlington
 Revenues                           $ 2,654           $  --          $   105
 Costs and expenses                  (3,311)             --             (164)
    Net loss                        $  (657)          $  --          $   (59)


                                            Six Months Ended
                                              June 30, 1996

                                         Northtown      Burlington
 Revenues                               $ 4,990           $  11
 Costs and expenses                      (6,564)             --
    Net (loss) income                   $(1,574)          $  11


Note B - Investment in Joint Ventures (continued)

                                                   Six Months Ended
                                                    June 30, 1995

                                         Northtown      Moraine       Burlington
 Revenues                                $ 5,197         $  13         $   237
 Costs and expenses                       (6,458)           (1)           (425)

    Net (loss) income                    $(1,261)        $  12         $  (188)


The Partnership accounts for its 33.3% investment in Northtown using the equity method of accounting. Under the equity method, the Partnership records its equity interest in earnings or losses of the joint venture; however, the investment in the joint venture will be recorded at an amount less than zero (a liability) to the extent of the Partnership's share of net liabilities of the joint venture.


Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following amounts owed to the Managing General Partner and affiliates during the six months ended June 30, 1996 and 1995 were paid or accrued:


                                                  1996         1995
                                                   (in thousands)

        Property management fees                 $  32        $  31
        Reimbursement for services of
            affiliates                              88          122


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of one apartment complex and one commercial property. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996 and 1995:


                                                       Average
                                                      Occupancy
 Property                                         1996         1995

 Lake Forest Apartments (1)
    Brandon, Mississippi                           89%         96%
 Poplar Square Shopping Center
    Medford, Oregon                                97%         97%


(1) The decrease in occupancy at Lake Forest Apartments is due to competition from new apartment complexes in the Brandon, Mississippi area. This property has some physical needs (wood replacement and painting) and the Managing General Partner anticipates that occupancy will improve once the physical deficiencies are addressed.

The Partnership realized a net loss of $669,000 for the six months ended June 30, 1996, as compared to a net loss of $609,000 for the six months ended June 30, 1995. The Partnership realized a net loss of $338,000 for the three months ended June 30, 1996, as compared to a net loss of $291,000 for the three months ended June 30, 1995. The increase in the net loss for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, is primarily due to an increase in operating and bad debt expenses offset, in part, by a decrease in general and administrative expenses.

The decrease in other income is a result of decreased lease cancellation fees, deposits forfeited and other fees and collections. The increase in operating expenses relates primarily to increased maintenance payroll associated with improvements being made on vacant units at Lake Forest Apartments. The decrease in general and administrative expenses during the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995, is primarily related to decreases in cost reimbursements for asset management, partnership accounting and investor services. The decrease in property tax expense relates to a refund for an overpayment of property taxes on Poplar Square Shopping Center in the prior year. Bad debt expenses increased as a result of an increase in the reserve required based on a review of tenants accounts at the Poplar Square Shopping Center.

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

At June 30, 1996, the Partnership had unrestricted cash of $1,266,000 versus $1,983,000 at June 30, 1995. Net cash provided by operating activities decreased as a result of an increase in escrows for taxes and a decrease in other liabilities. Net cash used in investing activities increased due to more advances to Northtown in 1996 and a non-recurring distribution received from Moraine in 1995. The Northtown Mall property has continued to experience cash shortfalls and has been dependent upon the Partnership and Angeles Income Properties, Ltd. IV (the 66.7% owner of Northtown) to cover such shortfalls in order to meet operating and debt service requirements for this property (see discussion below for the Managing General Partner's plans regarding this investment property). The increase in net cash used in financing activities is due to the loan costs incurred in 1996 in an effort to refinance the mortgage indebtedness secured by the Poplar Square Shopping Center.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $3,421,000, which is secured by the Poplar Square Shopping Center investment property, matured in June 1995. The Managing General Partner is in negotiations to refinance this indebtedness and has received two six month extensions and one four month extension from the mortgage company to do so. The current extension expires in October 1996. The Managing General Partner does not anticipate that there will be any excess cash available to the Partnership if in fact the refinance is successful. The outcome of the negotiations to refinance this indebtedness cannot presently be determined. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves.

On March 15, 1991, Northtown and the holder of the Northtown Mall mortgage note payable entered into an Option Agreement ("Option") whereby such lender has the right and an option to purchase the Northtown Mall property on the terms and conditions as set forth in the Option. The purchase price of the property, as set forth in the Option, is defined as the fair market value of the property. Such Option can be exercised by written notice by the lender at specified dates. The Managing General Partner is presently in negotiations to refinance this indebtedness, however, the outcome of such negotiations cannot presently be determined.

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



                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Angeles Corporation ("Angeles"), either directly or through an affiliate, maintained a central disbursement account (the "account") for the properties and partnerships managed by Angeles and its affiliates, including the Partnership. Angeles caused the Partnership to make deposits to the account ostensibly to fund the payment of certain obligations of the Partnership. However, of these total deposits, at least $42,000 deposited by or on behalf of the Partnership was used for purposes other than satisfying the liabilities of the Partnership. Accordingly, the Partnership filed a Proof of Claim in the Angeles bankruptcy proceedings for such amount. However, subsequently the Managing General Partner of the Partnership determined that the cost involved to pursue such claim would likely exceed any amount received if in fact such claim were to be resolved in favor of the Partnership. Therefore, the Partnership withdrew this claim on August 9, 1995.

The Managing General Partner is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        a)  Exhibits -

            Exhibit 27, Financial Data Schedule.

        b) Reports on Form 8-K - None filed during the quarter ended June 30, 1996.


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


                                          Date: August 13, 1996