Form 10QSB
period 1996-09-30
ANGELES INCOME PROPERTIES LTD III
filed 1996-11-12
CIK 720460

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


              For the quarterly period ended September 30, 1996


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

ITEM 1.  FINANCIAL STATEMENTS


a)                    ANGELES INCOME PROPERTIES LTD. III

                                BALANCE SHEET
                                 (Unaudited)
                       (in thousands, except unit data)

                              September 30, 1996


Assets
Cash and cash equivalents:
  Unrestricted                                                        $  1,141
  Restricted--tenant security deposits                                      49
Accounts receivable, net of allowance of $49                                25
Escrow for taxes                                                           225
Other assets                                                               170
Investment properties:
  Land                                                   $  1,527
  Buildings and related personal property                  12,605
                                                           14,132
  Less accumulated depreciation                            (8,418)       5,714
                                                                      $  7,324

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                                    $     11
  Tenant security deposits                                                  49
  Property taxes                                                            60
  Other                                                                     85
  Mortgage note payable                                                  3,407
  Equity interest in net liabilities of
    joint ventures, net of advances of $1,653 (Note B)                   5,881

Partners' Deficit
  General partners                                       $   (396)
  Limited partners (86,818
    units issued and outstanding)                          (1,773)      (2,169)
                                                                      $  7,324


                 See Accompanying Notes to Financial Statements


b)                         ANGELES INCOME PROPERTIES LTD. III

                                STATEMENTS OF OPERATIONS
                                      (Unaudited)
                            (in thousands, except unit data)

                                     Three Months Ended       Nine Months Ended
                                       September 30,            September 30,
                                     1996         1995         1996         1995
Revenues:
  Rental income                   $   411      $   468      $ 1,262     $  1,311
  Other income                         33           29           79           86
    Total revenues                    444          497        1,341        1,397

Expenses:
  Operating                           100          121          313          280
  General and administrative           60           71          183          224
  Maintenance                          46           65          126          136
  Depreciation                        165          164          488          483
  Interest                            111          109          326          306
  Bad debt expense                      7           --           30           --
  Property taxes                       42           43          105          125
    Total expenses                    531          573        1,571        1,554

Equity in loss of joint
  ventures                           (238)        (443)        (764)        (971)

    Net loss                      $  (325)     $  (519)     $  (994)    $ (1,128)

Net loss allocated
  to general partners (1%)        $    (3)     $    (5)     $   (10)    $    (11)
Net loss allocated
  to limited partners (99%)          (322)        (514)        (984)      (1,117)

    Net loss                      $  (325)     $  (519)     $  (994)    $ (1,128)

Net loss per limited
  partnership unit                $ (3.71)     $ (5.91)     $(11.33)    $ (12.86)

                     See Accompanying Notes to Financial Statements

c)                         ANGELES INCOME PROPERTIES LTD. III

                       STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                            (in thousands, except unit data)
                                      (Unaudited)

                                    Limited
                                  Partnership   General      Limited
                                      Units     Partners     Partners        Total
Original capital contributions      86,920      $    1       $ 43,460     $ 43,461

Partners' deficit at
  December 31, 1995                 86,818      $ (386)      $   (789)    $ (1,175)

Net loss for the nine months
  ended September 30, 1996                         (10)          (984)        (994)

Partners' deficit at
  September 30, 1996                86,818      $ (396)      $ (1,773)    $ (2,169)

                     See Accompanying Notes to Financial Statements

d)                       ANGELES INCOME PROPERTIES LTD. III

                              STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                    (Unaudited)

                                                        Nine Months Ended
                                                          September 30
                                                        1996         1995
Cash flows from operating activities:
  Net loss                                          $   (994)    $ (1,128)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Equity in loss of joint ventures                     764          971
    Depreciation                                         488          483
    Amortization of loan costs and
      leasing commissions                                 68           42
    Bad debt expense                                      30           --
    Change in accounts:
     Restricted cash                                      (2)           3
     Accounts receivable                                 (12)         (30)
     Escrows for taxes                                  (107)          15
     Other assets                                          3          (59)
     Accounts payable                                     --           25
     Tenant security deposit liabilities                   2           (4)
     Property taxes                                       16            4
     Other liabilities                                    (8)          34

       Net cash provided by
         operating activities                            248          356

Cash flows from investing activities:
  Property improvements and replacements                (140)        (111)
  Advances to joint venture                             (721)        (378)
  Distributions from joint venture                        --          965

       Net cash (used in) provided by
         investing activities                           (861)         476

Cash flows used in financing activities
  Payments on mortgage notes payable                     (40)         (36)
  Loan costs                                             (94)          --

       Net cash used in financing activities            (134)         (36)

Net (decrease) increase in cash                         (747)         796

Cash and cash equivalents at beginning of period       1,888        1,221

Cash and cash equivalents at end of period           $ 1,141     $  2,017

Supplemental disclosure of cash flow information
Cash paid for interest                               $   283     $    287


                 See Accompanying Notes to Financial Statements


e)                    ANGELES INCOME PROPERTIES LTD. III

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Angeles Income Properties, Ltd. III's (the "Partnership") annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

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

Condensed balance sheet information as of September 30, 1996, for Northtown is as follows:

                                      Northtown
                                    (in thousands)
     Assets
     Cash                             $   662
     Other assets                       6,586
     Investment properties, net        25,815
       Total                          $33,063


Liabilities and Partners' Deficit

                                      Northtown
                                   (in thousands)

     Other liabilities              $  4,339
     Note payable                     51,476
     Partners' deficit               (22,752)
       Total                        $ 33,063


The condensed profit and loss statements for the three and nine months ended September 30, 1996 and 1995, for the joint ventures are as follows:

                                             Three Months Ended
                                              September 30, 1996
                                      Northtown              Burlington
                                    (in thousands)         (in thousands)

Revenues                               $ 2,564               $   --
Costs and expenses                      (3,277)                   (11)
  Net loss                             $  (713)              $    (11)


                                             Three Months Ended
                                             September 30, 1995
                                        Northtown             Burlington
                                     (in thousands)         (in thousands)

Revenues                              $ 2,547                $     38
Costs and expenses                     (3,373)                   (328)
  Net loss                            $  (826)               $   (290)


                                               Nine Months Ended
                                               September 30, 1996
                                        Northtown             Burlington
                                     (in thousands)         (in thousands)

Revenues                               $ 7,554                $   11
Costs and expenses                      (9,841)                  (11)
  Net loss                             $(2,287)               $   --


NOTE B - INVESTMENT IN JOINT VENTURES (CONTINUED)

                                                 Nine Months Ended
                                                 September 30, 1995
                                    Northtown       Moraine       Burlington

Revenues                           $ 7,744         $   13         $   275
Costs and expenses                  (9,831)            (1)           (753)
  Net (loss) income                $(2,087)        $   12         $  (478)


The Partnership accounts for its 33.3% investment in Northtown using the equity method of accounting. Under the equity method, the Partnership records its equity interest in earnings or losses of the joint venture; however, the investment in the joint venture will be recorded at an amount less than zero (a liability) to the extent of the Partnership's share of net liabilities of the joint venture. The increased loss at Northtown is attributable to a decrease in rental income and an increase in insurance and real estate taxes.


NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following amounts owed to the Managing General Partner and affiliates during the nine months ended September 30, 1996 and 1995 were paid or accrued:

                                                   1996         1995
                                                     (in thousands)

      Property management fees                   $  47        $  51
      Reimbursement for services of
         affiliates                                139          172

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


NOTE D -  SUBSEQUENT EVENT - MORTGAGE NOTE REFINANCING

On October 31, 1996, the Managing General Partner refinanced the mortgage debt secured by Poplar Square Shopping Center. The Partnership paid off debt and accrued interest of approximately $3,435,000 at closing and paid closing costs and funded tax and insurance escrows and repair and replacement reserves with $3,800,000 of proceeds from the new debt which matures on November 1, 2006. The new debt payments are based on a 25 year amortization. The loan carries an interest rate of 9.2%. Title to Poplar Square Shopping Center was transferred from the Partnership to Poplar Square AIP III, L.P. as a result of the refinancing. The Partnership is the 99% limited partner and Poplar Square GP Limited Partnership is the 1% general partner in Poplar Square AIP III, L.P.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of one apartment complex and one commercial property. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1996 and 1995:

                                                       Average
                                                      Occupancy
Property                                          1996         1995

Lake Forest Apartments
  Brandon, Mississippi                             92%         95%

Poplar Square Shopping Center
  Medford, Oregon                                  97%         97%


The decrease in occupancy at Lake Forest Apartments is due to competition from new apartment complexes in the Brandon, Mississippi area. This property has some physical needs (wood replacement and painting) and the Managing General Partner anticipates that occupancy will improve once the physical deficiencies are addressed.

The Partnership recorded a net loss of approximately $994,000 for the nine months ended September 30, 1996, as compared to a net loss of approximately $1,128,000 for the nine months ended September 30, 1995. The Partnership recorded a net loss of approximately $325,000 for the three months ended September 30, 1996, as compared to a net loss of approximately $519,000 for the three months ended September 30, 1995. The decrease in the net loss for the three and nine months ended September 30, 1996, as compared to the three and nine months ended September 30, 1995, is primarily due to a decrease in equity in loss of joint ventures. The decrease in equity in loss of joint venture is primarily attributable to the Partnership's share of Burlington's loss in 1995.

Operating expenses increased primarily due to the hiring of two additional maintenance staff to make improvements to vacant units at Lake Forest Apartments. The decrease in general and administrative expenses is primarily related to decreases in cost reimbursements for asset management, partnership accounting and investor services. Bad debt expenses increased as a result of an increase in the reserve required based on a review of the tenant's accounts receivable at the Poplar Square Shopping Center. The decrease in property tax expense relates to a refund for an overpayment of property taxes on Poplar Square Shopping Center in the prior year.

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

At September 30, 1996, the Partnership had unrestricted cash of approximately $1,141,000 versus approximately $2,017,000 at September 30, 1995. Net cash provided by operating activities decreased primarily as a result of an increase in escrows for taxes. Net cash used in investing activities increased due to an increase in advances to Northtown in 1996 and a non-recurring distribution received from Moraine in 1995. The Partnership advanced money to Northtown during the nine months ended September 30, 1996, to pay for tenant improvements, supervisory fees and debt service. The increase in net cash used in financing activities is due to the loan costs incurred in 1996 in an effort to refinance the mortgage indebtedness secured by the Poplar Square Shopping Center.

On October 31, 1996, the Managing General Partner refinanced the mortgage debt secured by Poplar Square Shopping Center. The Partnership paid off debt, and accrued interest, of approximately $3,435,000 at closing and paid closing costs and funded tax and insurance escrows and repair and replacement reserves with the proceeds from the $3,800,000 new debt which matures on November 1, 2006. The new debt payments are based on a 25 year amortization. The loan carries an interest rate of 9.2%. Title to Poplar Square Shopping Center was transferred from the Partnership to Poplar Square AIP III, L.P. as a result of the refinancing. The Partnership is the 99% limited partner and Angeles Income Properties Ltd. III is the 1% general partner in Poplar Square AIP III, L.P.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The new mortgage indebtedness, which resulted from the October 31, 1996 refinance, carries a 10 year term. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves.

On March 15, 1991, Northtown and the holder of the Northtown Mall mortgage note payable entered into an Option Agreement (-Option-) whereby such lender has the right and an option to purchase the Northtown Mall property on the terms and conditions as set forth in the Option. The purchase price of the property, as set forth in the Option, is defined as the fair market value of the property. Such Option can be exercised by written notice by the lender at specified dates. The lender has indicated that it may exercise the Option. If the lender does exercise the Option, the Managing General partner does not believe the sale of the property will occur until 1997. Currently, it is believed that the fair market value of the property will be less than the underlying debt that secures the property. If the Option is exercised, the Partnership will write-off its equity interest in net liabilities of joint venture which would result in the recording of a significant gain to the Partnership. Also, the Managing General Partner is currently negotiating with a third party as a possible source of an equity infusion, if the current lender does not exercise their option to acquire Northtown. The Partnership does not anticipate making significant advances to Northtown in the future.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits -

            Exhibit 27, Financial Data Schedule.

      b)    Reports on Form 8-K

            None filed during the quarter ended September 30, 1996.


                                  SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 ANGELES INCOME PROPERTIES LTD. III


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


                                 Date:   November 12, 1996