Form 10KSB
period 1996-12-31
ANGELES INCOME PROPERTIES LTD III
filed 1997-03-27
CIK 720460

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB
                  (As last amended by 34-31905, eff. 4/26/93)

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1996

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

                           Limited Partnership Units

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB [X]

State issuer's revenues for its most recent fiscal year. $1,779,000

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

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                      PART I

ITEM 1. DESCRIPTION OF BUSINESS

Angeles Income Properties, Ltd. III (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Agreement of Limited Partnership dated May 26, 1983, as amended (hereinafter referred to as "the Agreement").
The Partnership's Managing General Partner is Angeles Realty Corporation II
("ARC II"), a California corporation.   The Elliott Accommodation Trust and the
Elliott Family Partnership, Ltd., California limited partnerships, are the Non-Managing General Partners. The Managing General Partner and the Non-Managing General Partners are herein collectively referred to as the "General Partners".

The Partnership, through its public offering of Limited Partnership Units, sold 86,920 units aggregating $43,460,000. The General Partners contributed capital in the amount of $1,000 for a 1% interest in the Partnership. The Partnership was formed for the purpose of acquiring fee and other forms of equity interests in various types of real property. The Managing General Partner of the Partner-ship intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners and the Non-Managing General Partners have no right to participate in the management or conduct of such business and affairs. Insignia Residential Group, L.P. provides property management services to each of the Partnership's investment properties.

The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. Each of its apartment and commercial properties is located in or near a major urban area and, accordingly, competes for rentals not only with similar apartment and commercial properties in its immediate area but with hundreds of similar apartment and commercial properties throughout the urban area. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.



ITEM 2. DESCRIPTION OF PROPERTIES

The following table sets forth the Registrant's investments in properties:


       Property         Purchase    Type of Ownership           Use

Poplar Square Shopping  05/15/85  Fee ownership - subject  Commercial
 Center                           to a first mortgage      166,274 sq.ft.
 Medford, Oregon

Lake Forest Apartments  06/27/84  Fee ownership            Residential Rental
 Brandon, Mississippi                                      136 units


The Partnership has a 33.3% investment in Northtown Mall Partners ("Northtown"). It also had a 57% investment in Burlington Outlet Mall Joint Venture ("Burlington") and a 50% investment in Moraine West Carrollton Joint Venture ("Moraine"). The Partnership no longer has an investment in these joint ventures due to the foreclosure of Burlington's investment property and the dissolution of Moraine during 1995. The property owned by Northtown, as of December 31, 1996, is summarized as follows:

                        Date of
      Property         Purchase      Type of Ownership          Use

Northtown Mall         06/28/85          33.3%              Commercial
                                                          806,730 sq.ft.


Northtown is accounted for by the Partnership on the equity method of accounting in accordance with its respective ownership percentage and is included on the balance sheet in "Equity interest in net liabilities of joint venture."

SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)


                  Carrying   Accumulated                        Federal
    Property       Value     Depreciation   Rate    Method     Tax Basis

Poplar Square
Shopping Center   $  9,697    $  6,233     5-20 yrs    S/L   $   5,257
Lake Forest
 Apartments         4,465       2,351     5-40 yrs    S/L       1,836

                 $ 14,162    $  8,584                       $   7,093


See "Note A" of the financial statements included in "Item 7." for a description of the Partnership's depreciation policy.




SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)


                     Principal                                     Principal
                     Balance At                                     Balance
                    December 31,  Interest    Period    Maturity     Due At
     Property           1996        Rate     Amortized    Date      Maturity

Poplar Square
Shopping Center
 First mortgage     $  3,797        9.2%      25 yrs.  11/01/06   $  3,167


Average annual rental rate and occupancy for 1996 and 1995 for each property:


                                     Average Annual       Average Annual
                                      Rental Rates          Occupancy
           Property                 1996          1995        1996     1995

Poplar Square Shopping Center  $4.67/sq.ft.  $4.82/sq.ft.    97%       97%

Lake Forest Apartments (1)     6,223/unit    6,040/unit      92%       94%


(1) Low occupancy at Lake Forest Apartments is due to competition from new apartment complexes in the area. This property has some physical deficiencies and the Managing General Partner anticipates that occupancy will improve once the physical deficiencies are addressed.

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

Poplar Square's leases expire on various dates through 2009. The following is a schedule of the lease expirations for the years 1997-2006:


                      Number of                              % of Gross
                     Expirations   Square Feet  Annual Rent  Annual Rent

   Poplar Square
  Shopping Center

       1997               4         26,801     $ 143,616      17.00%
       1998               1            675         6,684        .79%
       1999               5         14,320       139,128      16.46%
       2000               5         35,545       226,740      26.83%
       2001               2         29,475       214,464      25.37%
       2002               1          2,550        24,480       2.90%
     2003-2006            1         47,800        90,000      10.65%

The following schedule reflects information on tenants occupying 10% or more of the leasable square footage of Poplar Square Shopping Center:


                        Square Footage    Annual Rent
  Nature of Business        Leased      Per Square Foot   Lease Expiration

Clothes Retailer           22,395        $  7.00             01/31/01
Fabric Retailer            19,980           5.40             01/31/00
Discount Retailer          47,800           1.88             10/14/09

Real estate taxes and rates in 1996 for each property were:


                                         1996           1996
                                        Billing         Rate

Poplar Square Shopping Center (1)        $114           1.34%

Lake Forest Apartments                     41          10.61%


(1)The fiscal property tax year for this property, which ends in June, is different than the Partnership's fiscal year.

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

                                   PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 86,920 Limited Partnership Units during its offering period through March 7, 1984, and currently has 86,778 Limited Partnership Units outstanding and 3,738 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units. During 1996, the number of Limited Partnership Units decreased by 40 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership recognized a net loss of $1,075,000 for the year ended December 31, 1996, as compared to net income of $224,000 for the year ended December 31, 1995. The net loss in 1996 is primarily due to the Partnership's share of losses from the joint venture (see discussion below).

Lake Forest Apartments conducted extensive improvements to its vacant units during 1996, which necessitated the hiring of two additional maintenance personnel. This resulted in increased operating expenses. General and administrative expenses decreased due to decreases in reimbursements for services of affiliates. The decrease in property tax expense arose from a refund for an overpayment of property taxes on Poplar Square Shopping Center in 1995. Bad debt expense increased as a result of an increase in the reserve required based on a review of the tenant's accounts receivable at the Poplar Square Shopping Center. The increase in equity in loss of the joint ventures is due to the gain recognized on the foreclosure of Burlington in 1995. The loss on disposal of property, in 1995, relates to a roof replacement at Lake Forest Apartments. The loss is the result of the write-off of the roof which was not fully depreciated.

Included in maintenance expenses for the year ended December 31, 1996, is $57,000 of major repairs and maintenance mainly comprised of interior building improvements and parking lot resurfacing.

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


Capital Resources and Liquidity

The Partnership's primary source of cash is from the operations of its properties. Cash from these sources is utilized for property operations, capital improvements and/or repayment of debt.

At December 31, 1996, the Partnership had unrestricted cash of $1,371,000 versus $1,888,000 at December 31, 1995. Net cash provided by operating activities decreased due to a decrease in other liabilities. The increase in net cash used in investing activities resulted from an increase in advances to the joint venture, as well as a deposit to restricted escrows, which was required as a result of the refinance of Poplar Square Shopping Center. A distribution from Moraine was also received in 1995, which did not occur in 1996. Net cash provided by financing activities resulted from the refinancing of Poplar Square Shopping Center in October 1996.

On October 31, 1996, the Partnership, through it 99.99% owned subsidiary (Poplar Square AIP III, L.P.), refinanced the mortgage debt secured by Poplar Square Shopping Center. The previous indebtedness matured in June 1996. The new mortgage, in the principal amount of $3,800,000, carries a stated interest rate of 9.2% and matures November 2006. The Partnership paid off debt and related accrued interest of approximately $3,435,000 at closing. The remainder of the proceeds from the refinance were used to pay closing costs, fund tax and insurance escrows and fund repair and replacement reserves.

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

Northtown is in default on its non-recourse mortgage note payable due to allowing a mechanics lien to remain on its mortgaged property which is in violation of its mortgage agreement. The Partnership incurred significant costs for tenant improvements and other expenditures for a new tenant during 1996. In November 1996, the lender and the Partnership disagreed on the funding for these costs, resulting in the Partnership refusing to authorize any further disbursements from its "Improvements and Leasing Commissions Reserve Escrow" to pay the remaining balance of approximately $1 million due to the contractors and other vendors. In January 1997, the contractors filed a mechanics lien against the property. The Partnership and the lender is presently in negotiations to settle their disagreement over the funding of the tenant improvements. Upon settlement, the Partnership will authorize the remaining payments to the contractors and vendors and ensure that the mechanics lien will be removed. There can be no assurance that these negotiations will be successful. On March 15, 1991, Northtown and the holder of the Northtown Mall mortgage note payable entered into an Option Agreement ("Option") whereby the lender has the right and an option to purchase the Northtown Mall property on the terms and conditions as set forth in the Option. The purchase price of the property, as set forth in the Option, is defined as the fair market value of the property. Such Option can be exercised by written notice by the lender at specified dates. The Option expires in 2006. In accordance with the Option, the lender gave notice to Northtown in November 1996, that it intended to exercise this Option. The lender and Northtown have begun the determination of the property's fair value as defined in the Option and in the loan agreement. If the determined fair value exceeds the annual appraisal by more than 5%, the lender may withdraw its exercise of the Option and the Option continues in full force. The fair value of the property, as defined in the Option and loan agreement, has not been determined; therefore, Northtown cannot presently determine if the property will be sold.


ITEM 7.   FINANCIAL STATEMENTS


ANGELES INCOME PROPERTIES, LTD. III


LIST OF FINANCIAL STATEMENTS


   Report of Independent Auditors

   Consolidated Balance Sheet - December 31, 1996

   Consolidated Statements of Operations - Years ended December 31, 1996 and
       1995

   Consolidated Statement of Changes in Partners' Deficit - Years ended
       December 31, 1996 and 1995

   Consolidated Statements of Cash Flows - Years ended December 31, 1996 and
       1995

   Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Income Properties, Ltd. III


We have audited the accompanying consolidated balance sheet of Angeles Income Properties, Ltd. III as of December 31, 1996, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Income Properties, Ltd. III as of December 31, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                     /S/ ERNST & YOUNG LLP



Greenville, South Carolina
February 14, 1997
                      ANGELES INCOME PROPERTIES, LTD. III

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, expect unit data)

                               December 31, 1996



Assets
  Cash and cash equivalents:
     Unrestricted                                             $   1,371
     Restricted--tenant security deposits                            48
  Accounts receivable, less allowance
     of $26                                                          11
  Escrows for taxes                                                 114
  Other assets                                                      303
  Restricted escrows                                                207
  Investment properties (Notes B and E):
     Land                                          $   1,527
     Buildings and related personal
       property                                       12,635
                                                      14,162
     Less accumulated depreciation                    (8,584)     5,578
                                                              $   7,632

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                            $      27
  Tenant security deposits                                           48
  Accrued taxes                                                      41
  Other liabilities                                                  60
  Mortgage note payable (Notes B and E)                           3,797
  Equity interest in net liabilities of
     joint venture, net of advances of
     $1,653 (Note F)                                              5,909

Partners' Deficit
  General partners                                 $    (398)
  Limited partners (86,778
     units issued and outstanding)                    (1,852)    (2,250)

                                                              $   7,632

          See Accompanying Notes to Consolidated Financial Statements

                      ANGELES INCOME PROPERTIES, LTD. III

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)


                                                        Years Ended December 31,
                                                          1996             1995
Revenues:
   Rental income                                     $    1,682      $    1,701
   Other income                                              97             101
       Total revenues                                     1,779           1,802

Expenses:
   Operating                                                411             345
   General and administrative                               237             295
   Maintenance                                              187             181
   Depreciation                                             655             645
   Interest                                                 421             413
   Property taxes                                           143             161
   Bad debt expense (recovery), net                           7             (10)
       Total expenses                                     2,061           2,030

Loss before equity in (loss) income of joint ventures      (282)           (228)
Equity in (loss) income of joint venture(s) (Note F)       (793)            460
Loss on disposal of property                                 --              (8)

       Net (loss) income                             $   (1,075)     $      224

(Loss) income allocated to general partners (1%)     $      (11)     $        2
(Loss) income allocated to limited partners (99%)        (1,064)            222

       Net (loss) income                             $   (1,075)     $      224

Net (loss) income per limited partnership unit       $   (12.26)     $     2.56


          See Accompanying Notes to Consolidated Financial Statements

                           ANGELES INCOME PROPERTIES, LTD. III

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                 (in thousands)


                                  Limited
                                Partnership  General     Limited
                                   Units     Partners   Partners       Total

Original capital contributions   86,920    $       1   $  43,460  $   43,461

Partners' deficit at
   December 31, 1994             86,818    $    (389)  $  (1,010) $   (1,399)

Net income for the year ended
   December 31, 1995                 --            2         222         224

Partners' deficit at
   December 31, 1995             86,818         (387)       (788)     (1,175)

Net loss for the year ended
   December 31, 1996                 --          (11)     (1,064)     (1,075)

Abandonment of partnership
  units (Note H)                    (40)         --           --          --

Partners' deficit at
   December 31, 1996             86,778    $    (398)  $  (1,852) $   (2,250)


          See Accompanying Notes to Consolidated Financial Statements


                         ANGELES INCOME PROPERTIES, LTD. III

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             Years Ended December 31,
                                                               1996         1995
Cash flows from operating activities:
   Net (loss) income                                      $   (1,075)  $      224
   Adjustments to reconcile net (loss) income
     to net cash provided by operating activities
     Equity in loss (income) of joint ventures                   793         (460)
     Depreciation                                                655          645
     Amortization of loan costs and leasing commissions           79           61
     Bad debt expense (recovery), net                              7          (10)
     Loss on disposal of property                                 --            8
   Change in accounts:
     Restricted cash                                              (1)           3
     Accounts receivable                                          25           12
     Escrows for taxes                                             4          (20)
     Other assets                                                (75)         (46)
     Accounts payable                                             16            1
     Tenant security deposit liabilities                           1           (4)
     Property taxes                                               (3)         (14)
     Other liabilities                                           (35)          34

       Net cash provided by operating activities                 391          434

Cash flows from investing activities:
  Property improvements and replacements                        (169)        (167)
  Advances to joint venture                                     (721)        (482)
  Distributions from joint venture                                --          966
  Deposits to restricted escrows                                (207)          --

       Net cash (used in) provided by investing activities    (1,097)         317

Cash flows used in financing activities:
  Payments on mortgage notes payable                             (48)         (49)
  Payment of loan costs                                         (161)         (35)
  Repayment of mortgage note payable                          (3,402)          --
  Proceeds from new loan                                       3,800           --

       Net cash provided by (used in) financing activities       189          (84)

       Net (decrease) increase in cash and                      (517)         667
           cash equivalents

Cash and cash equivalents at beginning of year                 1,888        1,221

Cash and cash equivalents at end of year                  $    1,371   $    1,888

Supplemental disclosure of cash flow information:
   Cash paid for interest                                 $      377   $      382

          See Accompanying Notes to Consolidated Financial Statements

                      Angeles Income Properties, Ltd. III

                   Notes to Consolidated Financial Statements

                               December 31, 1996

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Angeles Income Properties, Ltd. III (the "Partnership" or "Registrant") is a California limited partnership organized in May 1983 to acquire and operate residential and commercial real estate properties. The Partnership's Managing General Partner is Angeles Realty Corporation II ("ARC II"), an affiliate of Insignia Financial Group, Inc. As of December 31, 1996, the Partnership operates one residential and one commercial property located in or near major urban areas in the United States.

Principles of Consolidation: The financial statements include all of the accounts of the Partnership and its majority owned partnerships. All significant interpartnership balances have been eliminated. Minority interest is immaterial and is not shown separately in the financial statements.

Investment in Joint Venture: The Partnership accounts for its investment in joint venture using the equity method of accounting (see "Note F"). Under the equity method, the Partnership records its equity interest in earnings or losses of the joint venture. The investment in the joint venture will be recorded at an amount less than zero (a liability) to the extent of the Partnership's share of net liabilities of the joint venture.

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

Investment Properties: Prior to the fourth quarter of 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During the fourth quarter of 1995 the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Loan Costs: Loan costs of $161,000 are included in "Other assets" in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the loan. At December 31, 1996, accumulated amortization is $4,000.

Lease Commissions: Lease commissions are included in "other assets" and are being amortized using the straight-line method over the term of the respective leases.


Fair Value: In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgage by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership (see "Note B").

Leases: The Partnership generally leases apartment units for twelve-month terms or less. Commercial building lease terms are generally for twelve months to 16 years. Several tenants have percentage rent clauses which provide for additional rent upon the tenant achieving certain objectives. Percentage rent recognized was $2,000 and $14,000 in 1996 and 1995, respectively.


Tenant Security Deposits: The Partnership generally requires security deposits from apartment lessees for the duration of the lease. Deposits are refunded when the tenant vacates the apartment space if there has been no damage to the unit.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications: Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.

NOTE B -  MORTGAGE NOTE PAYABLE
(in thousands)

The principal terms of the mortgage note payable are as follows:


                    Monthly                          Principal     Principal
                    Payment      Stated               Balance      Balance At
                   Including    Interest  Maturity     Due At     December 31,
    Property        Interest      Rate      Date      Maturity        1996

Poplar Square
  Shopping Center
  First mortgage      $ 32        9.2%    11/01/06  $  3,167     $   3,797

On October 31, 1996, the Partnership, through its 99.99% owned subsidiary (Poplar Square AIP III, L.P.), refinanced the mortgage debt secured by Poplar Square Shopping Center. The previous indebtedness had matured in June 1996. The Partnership paid off the previous mortgage debt and related accrued interest of approximately $3,435,000 at closing. The remainder of the proceeds from the refinance were used to pay closing costs, fund tax and insurance escrows and fund repair and replacement reserves.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 1996, are as follows (in thousands):

             1997                $     41
             1998                      45
             1999                      50
             2000                      55
             2001                      60
          Thereafter                3,546
                                 $  3,797


The mortgage note payable is non-recourse and is secured by pledge of the Partnership's investment property and by pledge of revenues from the investment property.

The estimated fair value of the Partnership's debt approximates its carrying amount.



NOTE C - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net income (loss) as reported and Federal taxable income
(loss) result primarily from differences in methods of accounting for joint ventures and depreciation over different methods and lives and on differing cost bases of the properties. The following is a reconciliation of reported net
(loss) income and Federal taxable loss:

                                         1996           1995
                                            (in thousands)
Net (loss) income as reported       $   (1,075)     $    224
Add (deduct):
  Depreciation differences                  31            30
  Joint venture differences                202        (2,541)
  Other                                    (54)           44

Federal taxable loss                $     (896)     $ (2,243)

Federal taxable loss per
  limited partnership unit          $   (10.23)     $ (25.58)


The following is a reconciliation between the Partnership's reported amount and Federal tax basis of net assets and liabilities:


Net deficiency as reported                   $  (2,250)
Land and buildings                               1,913
Accumulated depreciation                          (398)
Syndication and distribution costs               5,807
Investment in joint ventures                     1,964
Other                                             (182)

Net assets - Federal tax basis               $   6,854


NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.



The following payments were made to the Managing General Partner and affiliates in 1996 and in 1995:

                                             1996             1995
                                                 (in thousands)

Property management fees                   $  64            $   71

Reimbursement for services of
affiliates                                   225               235


Included in "Reimbursement for services of affiliates" in 1996 is a $38,000 brokerage commission paid relating to the refinance of the mortgage secured by Poplar Square Shopping Center; they were capitalized as loan costs.

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


NOTE E - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION



                            Initial Cost
                           To Partnership
                           (in thousands)
                                                                    Cost
                                                 Buildings      Capitalized
                                                and Related      (Removed)
                                                 Personal      Subsequent to
     Description      Encumbrance     Land       Property       Acquisition

Poplar Square
Shopping Center       $  3,797    $    957   $  10,302       $  (1,562)

Lake Forest Apts.           --         657       3,160             648

   Totals             $  3,797    $  1,614   $  13,462       $    (914)



                       Gross Amount At Which Carried
                             At December 31, 1996
                               (in thousands)
                              Buildings
                             And Related
                               Personal               Accumulated      Date    Depreciable
   Description       Land      Property      Total    Depreciation   Acquired   Life-Years
Poplar Square
 Shopping Center $    870   $    8,827    $   9,697    $   6,233    05/15/85     5-20

Lake Forest
 Apartments           657        3,808        4,465        2,351    06/27/84     5-40

  Totals         $  1,527   $   12,635    $  14,162    $   8,584

The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 3 to 10 years.

Reconciliation of "Investment Properties and Accumulated Depreciation":


                                          Year Ended December 31,
                                             1996             1995
                                               (in thousands)
Investment Properties

Balance at beginning of year            $   13,993      $   13,859
  Property improvements and
     replacements                              169             167
  Disposal of property                          --             (33)

Balance at end of year                  $   14,162      $   13,993


Accumulated Depreciation

Balance at beginning of year            $    7,929      $    7,309
  Additions charged to expense                 655             645
  Disposal of property                                         (25)

Balance at end of year                  $    8,584      $    7,929


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995, is $16,075,000 and $15,906,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995, is $8,982,000 and $8,358,000.

NOTE F - INVESTMENT IN JOINT VENTURE

The Partnership has a 33.3% investment in Northtown Mall Partners ("Northtown") which is shown as "Equity interest in net liabilities of joint venture". The Partnership had a 57% investment in Burlington Outlet Mall Joint Venture ("Burlington") and a 50% investment in Moraine West Carrollton Joint Venture ("Moraine"). The Partnership no longer has an investment in these joint ventures due to the foreclosure of Burlington's investment property and the dissolution of Moraine during 1995 as discussed below. The condensed balance sheet information as of December 31, 1996 for Northtown is as follows: (in thousands)


                                                     Northtown

Cash                                               $    277
Accounts receivable                                     857
Other assets                                          5,264
Investment property, net                             26,806

Total assets                                       $ 33,204

Mortgage note payable                              $ 51,387
Other liabilities                                     1,368
Due to partners                                       3,285
Partners' deficit                                   (22,836)


Total liabilities and partners'
     deficit                                       $ 33,204


The condensed statements of operations information for the joint ventures are as follows:


                                      Northtown     Burlington     Moraine
                                                     1996
Revenues                             $  10,765    $       --     $      --
Costs and expenses                     (13,136)           --            --
    Net loss                         $  (2,371)   $       --     $      --


                                                     1995

Revenues                             $  11,036   $       230      $     13
Costs and expenses                     (13,024)         (762)           (1)

(Loss) income before gain on
 foreclosure and loss on
 disposal of property                   (1,988)         (532)           12

Gain on foreclosure of property             --         2,607            --
Loss on disposal of property              (141)           --            --

    Net (loss) income                $  (2,129)   $    2,075     $      12


The Partnership's equity in the loss of the joint venture was $793,000 for the year ended December 31, 1996, and the Partnership's equity in the income of the joint ventures was $460,000 for the year ended December 31, 1995. This increase in loss can be primarily attributed to the gain recognized on the foreclosure of Burlington in 1995.

Northtown:

The net loss at Northtown Mall increased from 1995 to 1996 due to a loss in tenants, which decreased revenues, and an increase in maintenance expense. The $141,000 loss on disposal of property at Northtown Mall in 1995 is the result of a roof replacement at the investment property. This loss is due to the write-off of the old roof which was not fully depreciated. Northtown is in default on its non-recourse mortgage note payable due to allowing a mechanics lien to remain on its mortgaged property which is in violation of its mortgage agreement. The Partnership incurred significant costs for tenant improvements and other expenditures for a new tenant during 1996. In November 1996, the lender and the Partnership disagreed on the funding for these costs, resulting in the Partnership refusing to authorize any further disbursements from its "Improvements and Leasing Commissions Reserve Escrow" to pay the remaining balance of approximately $1 million due to the contractors and other vendors.
In January 1997, the contractors filed a mechanics lien against the property. The Partnership and the lender are presently in negotiations to settle their disagreement over the funding of the tenant improvements. Upon settlement, the Partnership will authorize the remaining payments to the contractors and vendors and ensure that the mechanics lien will be removed. There can be no assurance that these negotiations will be successful.

On March 15, 1991, Northtown and the holder of the Northtown Mall mortgage note payable entered into an Option Agreement ("Option") whereby the lender has the right and an option to purchase the Northtown Mall property on the terms and conditions as set forth in the Option. The purchase price of the property, as set forth in the Option, is defined as the fair market value of the property. Such Option can be exercised by written notice by the lender at specified dates. The option expires in 2006. In accordance with the Option, the lender gave notice to Northtown in November 1996, that it intended to exercise this Option. The lender and Northtown have begun the determination of the property's fair value as defined in the Option and in the loan agreement. If the determined fair value exceeds the annual appraisal by more than 5%, the lender may withdraw its exercise of the Option and the Option continues in full force. The fair value of the property, as defined in the Option and loan agreement, has not been determined; therefore, Northtown cannot presently determine if the property will be sold.

Burlington:

On October 30, 1995, Burlington lost its investment property, the Burlington Outlet Mall located in Burlington, NC, through foreclosure by an unaffiliated mortgage holder. The property was not generating sufficient cash flow to meet debt service requirements. The non-payment of principal and interest constituted a default under the terms of the mortgage agreement and allowed the holder of the nonrecourse mortgage to foreclose on the property. Burlington recognized a gain of $2,607,000 as a result of the foreclosure (of which the Partnership's share was $1,486,000), and subsequently the General Partners decided to terminate the joint venture. All remaining cash was used to pay the joint venture's liabilities in 1996, at which time Burlington was dissolved.

Moraine:

The sale of Moraine to an affiliate of the third party managing agent closed on July 21, 1994. Moraine received a net amount of $2,199,000 in proceeds after satisfying all indebtedness. Moraine realized a $141,000 gain on the transaction of which the Partnership's share was $70,000. Moraine made a final distribution of $1,931,000 in 1995, of which the Partnership's share was $966,000, and the joint venture was then dissolved.

NOTE G - OPERATING LEASES

Tenants of the commercial property are responsible for their own utilities and maintenance of their space, and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes. Tenants are generally not required to pay a security deposit. Bad debt expense has been within the Managing General Partner's expectations.

As of December 31, 1996, the Partnership had minimum future rentals under noncancellable leases with tenants with terms ranging from twelve months to sixteen years. (in thousands)


                   1997                     $    767
                   1998                          685
                   1999                          661
                   2000                          442
                   2001                          178
                Thereafter                       110
                                           $   2,843


NOTE H - ABANDONMENT OF LIMITED PARTNERSHIP UNITS

In 1996, the number of Limited Partnership Units decreased by 40 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the limited partner is still allocated his or her share of net income or loss for that year. The (loss) income per Limited Partnership Unit in the accompanying Statements of Operations is calculated based on the number of units outstanding at the beginning of the year.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with Ernst & Young LLP regarding the 1996 or 1995 audits of the Partnership's financial statements.


                                    PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names of the directors and executive officers of Angeles Realty Corporation II ("ARC II"), the Partnership's Managing General Partner as of December 31, 1996, their ages and the nature of all positions with ARC II presently held by them are as follows:


  Name                           Age               Position

  Carroll D. Vinson              56                President, Director

  Robert D. Long, Jr.            29                Controller and Principal
                                                   Accounting Officer

  William H. Jarrard, Jr.        50                Vice President

  John K. Lines, Esq.            37                Vice President and
                                                   Secretary

  Kelley M. Buechler             39                Assistant Secretary


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

Robert D. Long, Jr. is Controller and Principal Accounting Officer. Prior to joining Metropolitan Asset Enhancement, L.P., he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates. He is a graduate of the University of Memphis.

William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration & Asset Management from July 1994 until January 1996.

John K. Lines, Esq. has been Insignia's General Counsel since June 1994 and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with BANC ONE CORPORATION, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

Kelley M. Buechler is Assistant Secretary of the Managing General Partner and has served as Assistant Secretary of Insignia since 1991.

ITEM 10. EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC II. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, fees and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Note D" of the Financial Statements included under "Item 7.", which is incorporated herein by reference.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 1, 1997, no person owned of record more than 5% of Limited Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.

The Partnership knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership, except for: Article 12.1 of the Agreement, which provides that upon a vote of the Limited Partners holding more than 50% of the then outstanding Limited Partnership Units the General Partners may be expelled from the Partnership upon 90 days written notice. In the event that successor general partners have been elected by Limited Partners holding more than 50% of the then outstanding Limited Partnership Units and if said Limited Partners elect to continue the business of the Partnership, the Partnership is required to pay in cash to the expelled General Partners an amount equal to the accrued and unpaid management fee described in Article 10 of the Agreement and to purchase the General Partners' interest in the Partnership on the effective date of the expulsion, which shall be an amount equal to the difference between (i) the balance of the General Partners' capital account and (ii) the fair market value of the share of Distributable Net Proceeds to which the General Partners would be entitled. Such determination of the fair market value of the share of Distributable Net Proceeds is defined in Article 12.2(b) of the Agreement.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No transactions have occurred between the Partnership and any officer or director of ARC II.

During the year ended December 31, 1996, the transactions that occurred between the Partnership and ARC II and affiliates of ARC II pursuant to the terms of the Agreement are disclosed under "Note D" of the Partnership's Financial Statements included under "Item 7.", which is hereby incorporated by reference.



                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits required by Item 601 of Regulation S-B:  Refer to Exhibit
          Index.

      (b) Reports on Form 8-K: None.


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


                           Date: March 26, 1997


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/ Carroll D. Vinson            President, Director      Date:  March 26, 1997
Carroll D. Vinson




/s/ Robert D. Long, Jr.          Controller and Principal Date:  March 26, 1997
Robert D. Long, Jr.              Accounting Officer

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

   10.14 Foreclosure of Burlington Outlet Mall by lender in the Burlington Outlet Mall Joint Venture.

   10.15 Promissory Note - dated October 31, 1996, between Poplar Square AIP III, L.P., and Union Capital Investments, LLL.

   16.1 Letter from Registrant's former accountant regarding its concurrence with the statements made by the Registrant is incorporated by reference to the Exhibit filed with Form 8-K dated September 1, 1993.

   27            Financial Data Schedule.