Form 10QSB
period 1997-03-31
ANGELES INCOME PROPERTIES LTD III
filed 1997-05-13
CIK 720460

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


                 For the quarterly period ended March 31, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

                 For the transition period.........to.........

                         Commission file number 0-13192


                      ANGELES INCOME PROPERTIES, LTD. III
       (Exact name of small business issuer as specified in its charter)


           California                                          95-3903984
  (State or other jurisdiction of                            (IRS Employer
    incorporation or organization)                          Identification No.)

     One Insignia Financial Plaza
     Greenville, South Carolina                                  29602
(Address of principal executive offices)                      (Zip Code)

                                 (864) 239-1000
                         (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)
                      ANGELES INCOME PROPERTIES, LTD. III
                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                       (in thousands, except unit data)

                                March 31, 1997

Assets
  Cash and cash equivalents:
    Unrestricted                                                       $  1,445
    Restricted--tenant security deposits                                     48
  Accounts receivable, less allowance
    for doubtful accounts of $26                                             71
  Escrows for taxes                                                         113
  Other assets                                                              281
  Restricted escrows                                                        212
  Investment properties
    Land                                                   $   1,527
    Buildings and related personal property                   12,653
                                                              14,180
    Less accumulated depreciation                             (8,747)     5,433
      Total assets                                                     $  7,603

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                                     $     14
  Tenant security deposits                                                   48
  Accrued taxes                                                              11
  Other liabilities                                                          53
  Mortgage notes payable                                                  3,787
  Equity interest in net liabilities of joint venture,
     net of advances of $1,653 (Note B)                                   6,144

Partners' Deficit
  General partners                                         $    (400)
  Limited partners (86,778 units issued
     and outstanding)                                         (2,054)    (2,454)
      Total liabilities and partners' deficit                          $  7,603

          See Accompanying Notes to Consolidated Financial Statements


b)                   ANGELES INCOME PROPERTIES, LTD. III
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                       (in thousands, except unit data)


                                                 Three Months Ended
                                                      March 31,
                                                  1997           1996
Revenues:
  Rental income                               $     509      $     400
  Other income                                       14             13
   Total revenues                                   523            413

Expenses:
  Operating                                         104            110
  General and administrative                         61             56
  Maintenance                                        32             37
  Depreciation                                      163            161
  Interest                                           91            106
  Property taxes                                     41             22
  Bad debt expense                                   --             11
   Total expenses                                   492            503

Income (loss) before equity in loss of
   joint venture                                     31            (90)

Equity in loss of joint venture (Note B)           (235)          (241)

   Net loss                                   $    (204)     $    (331)

Loss allocated to general
  partners (1%)                               $      (2)     $      (3)
Loss allocated to limited
  partners (99%)                                   (202)          (328)

   Net loss                                   $    (204)     $    (331)

Net loss per limited partnership unit         $   (2.33)     $   (3.78)

         See Accompanying Notes to Consolidated Financial Statements


c)                         ANGELES INCOME PROPERTIES, LTD. III
                 CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                       (Unaudited)
                             (in thousands, except unit data)

                                     Limited
                                   Partnership     General       Limited
                                      Units       Partners      Partners         Total
Original capital contributions       86,920      $      1     $   43,460     $   43,461

Partners' deficit at
   December 31, 1996                 86,778      $   (398)    $   (1,852)    $   (2,250)

Net loss for the three months
   ended March 31, 1997                  --            (2)          (202)          (204)

Partners' deficit at
   March 31, 1997                    86,778      $   (400)    $   (2,054)    $   (2,454)

               See Accompanying Notes to Consolidated Financial Statements

d)                      ANGELES INCOME PROPERTIES, LTD. III
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                               Three Months Ended
                                                                    March 31,
                                                                 1997          1996
Cash flows from operating activities:
  Net loss                                                  $    (204)    $    (331)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Equity in loss of joint venture                               235           241
    Depreciation                                                  163           161
    Amortization of loan costs and leasing commissions             11            19
    Bad debt expense                                               --            11
  Change in accounts:
    Accounts receivable                                           (60)           13
    Escrows for taxes                                               1           (36)
    Other assets                                                   11             6
    Accounts payable                                              (13)            1
    Accrued taxes                                                 (30)          (32)
    Other liabilities                                              (7)          (34)

         Net cash provided by operating activities                107            19

Cash flows from investing activities:
  Capital improvements                                            (18)          (25)
  Advances to Joint Venture                                        --          (436)
  Deposits to restricted escrows                                   (5)           --

         Net cash used in investing activities                    (23)         (461)

Cash flows used in financing activities:
  Payments on mortgage notes payable                              (10)          (13)

Net increase (decrease) in unrestricted cash
  and cash equivalents                                             74          (455)

Unrestricted cash and cash equivalents at
  beginning of period                                           1,371         1,888

Unrestricted cash and cash equivalents at
  end of period                                             $   1,445     $   1,433

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $      87     $      95

            See Accompanying Notes to Consolidated Financial Statements


e)                      ANGELES INCOME PROPERTIES, LTD. III
                     CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II, (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Angeles Income Properties, Ltd. III's (the "Partnership" or "Registrant") annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.


NOTE B - INVESTMENT IN JOINT VENTURE

The Partnership has a 33.3% investment in Northtown Mall Partners ("Northtown") which is shown as "Equity interest in net liabilities of joint venture" on the balance sheet. The condensed balance sheet information as of March 31, 1997, for Northtown is as follows:


                                                 Northtown
                                               (in thousands)
Assets

Cash                                             $    973
Other assets                                        6,425
Investment property, net                           26,187

  Total Assets                                   $ 33,585

Liabilities and Partners' Deficit

                                                Northtown
                                              (in thousands)

Other liabilities                                $  5,798
Mortgage note payable, in default                  51,326
Partners' deficit                                 (23,539)

  Total Liabilities and Partners' Deficit        $ 33,585


The condensed profit and loss statements for the three months ended March 31, 1997 and 1996, for Northtown is as follows:

                                          Northtown
                                        (in thousands)
                                  1997                 1996
Revenue                      $   2,696            $   2,573
Costs and expenses              (3,399)              (3,293)
 Net loss                    $    (703)           $    (720)



The Partnership's equity in the losses of the joint venture was $235,000 and $241,000 for the three months ended March 31, 1997 and 1996, respectively.

The Partnership accounts for its 33.3% investment in Northtown using the equity method of accounting. Under the equity method, the Partnership records its equity interest in losses of the joint venture; however, the investment in the joint venture will be recorded at an amount less than zero (a liability) to the extent of the Partnership's share of net liabilities of the joint venture (See "Note D").

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following expenses owed to the Managing General Partner and affiliates during the three months ended March 31, 1997, and March 31, 1996, were paid or accrued:

                                              1997            1996
                                                 (in thousands)
  Property management fees                     $19             $16

  Reimbursement for services of
  affiliates                                    44              37

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

NOTE D - SUBSEQUENT EVENT

Effective April 1, 1997, the Northtown Mall property was sold to an affiliate of the lender for $43,000,000. Northtown received approximately $1,600,000 in proceeds as a result of the sale. The Partnership will recognize a gain on the sale of this investment property in the second quarter of 1997.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of one apartment complex and one commercial property. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1997 and 1996:

                                                 Average Occupancy
                                                 1997        1996

      Lake Forest Apartments
         Brandon, Mississippi (1)                 93%          87%

      Poplar Square Shopping Center
         Medford, Oregon (2)                      94%          97%

1) Average occupancy at Lake Forest Apartments was down as of March 31, 1996, due to new apartment complexes in the Brandon, Mississippi area.

2) Average occupancy at Poplar Square Shopping Center decreased due to two tenants that went out of business. However, leases with new tenants have been signed and both vacancies filled subsequent to March 31, 1997.

The Partnership realized a net loss of $204,000 for the three months ended March 31, 1997, as compared to a net loss of $331,000 for the three months ended March 31, 1996. The decrease in the net loss for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, is primarily due to an increase in rental income.

Rental income increased during the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due to the increase in occupancy at Lake Forest Apartments and an increase in average rental rates at Poplar Square Shopping Center. Partially offsetting the increase in revenue was an increase in property tax expense. Property tax expense increased due to a refund in January 1996 for an overpayment of 1995 property taxes relating to Poplar Square Shopping Center. At the same time, interest expense decreased due to refinancing of the mortgage debt secured by Poplar Square Shopping Center in November 1996. Other expense items remained stable for the comparative periods.

Included in maintenance expense for the three months ended March 31, 1997, is $15,000 of major repairs and maintenance comprised of parking lot seal-coating and repairs.

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

At March 31, 1997, the Partnership had unrestricted cash and cash equivalents of $1,445,000 compared to $1,433,000 at March 31, 1996. Net cash provided by operating activities increased as a result of the decreased net loss. The Northtown Mall property has continued to experience cash shortfalls and has been dependent upon the Partnership and Angeles Income Properties, Ltd. IV (the 66.7% owner of Northtown) to cover such shortfalls in order to meet operating and debt service requirements for this property (see discussion below and at "Note D" regarding this investment property). During the three months ended March 31, 1996, the Partnership advanced $436,000 to Northtown. There were no advances to Northtown during the three months ended March 31, 1997. Other uses of cash for investing and financing purposes remained stable for the comparable periods.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $3,787,000, which is secured by the Poplar Square Shopping Center investment property, carries a stated interest rate of 9.2% and matures in November 2006. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves.

At March 31, 1997, Northtown is in default on its non-recourse mortgage note payable due to allowing a mechanics lien to remain on its mortgaged property, which is in violation of its mortgage agreement. The Partnership incurred significant costs for tenant improvements and other expenditures for a new tenant during 1996. In November 1996, the lender and the Partnership disagreed on the funding for these costs, resulting in the Partnership refusing to authorize any further disbursements from its "Improvements and Leasing Commissions Reserve Escrow" to pay the remaining balance of approximately $1 million due to the contractors and other vendors. In January 1997, the contractors filed a mechanics lien against the property. In addition, the Partnership ceased servicing the mortgage debt secured by this property in March 1997.

On March 15, 1991, Northtown and the holder of the Northtown Mall mortgage note payable entered into an Option Agreement ("Option") whereby such lender has the right and an option to purchase the Northtown Mall property on the terms and conditions as set forth in the Option. The purchase price of the property, as set forth in the Option, is defined as the fair market value of the property. Such Option can be exercised by written notice by the lender at specified dates. In accordance with the Option, the lender gave notice to Northtown in November 1996, that it intended to exercise this Option. The lender and Northtown began the determination of the property's fair value as defined in the Option and in the loan agreement. The Managing General Partner believed that the appraisals would produce an option price that would be substantially less than the current outstanding debt. The Managing General Partner made a proposal to allow the lender to consummate its option to purchase the property. Subsequent to March 31, 1997, the Northtown Mall investment property was sold to an affiliate of the lender for $43,000,000.



                            PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


      a)   Exhibits:

           Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      b)   Reports on Form 8-K:

           No reports on form 8-K were filed during the three months ended March 31, 1997.



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


                                Date:May 13, 1997