Form 10QSB
period 1997-06-30
ANGELES INCOME PROPERTIES LTD III
filed 1997-08-05
CIK 720460

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997


                                      or

[  ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT

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


                                 (864) 239-1000
                           Issuer's telephone number



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No


                             PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

a)                        ANGELES INCOME PROPERTIES. LTD. III
                               CONSOLIDATED BALANCE SHEET
                                      (Unaudited)
                            (in thousands, except unit data)

                                     June 30, 1997

Assets
  Cash and cash equivalents:
     Unrestricted                                                         $   1,356
     Restricted--tenant security deposits                                        45
  Investment in joint venture                                                 1,059
  Accounts receivable, less allowance for
     doubtful accounts of $17                                                    29
  Escrow for taxes                                                              139
  Other assets                                                                  260
  Restricted escrows                                                            219
  Investment properties:
     Land
     Buildings and related personal property                 $   1,527
                                                                12,844
                                                                14,371
     Less accumulated depreciation                              (8,915)       5,456
                                                                          $   8,563
Liabilities and Partners' Capital
Liabilities
  Accounts payable                                                        $      68
  Tenant security deposits                                                       47
  Accrued taxes                                                                  22
  Other liabilities                                                              55
  Mortgage note payable                                                       3,777

Partners' (Deficit) Capital
  General partners                                           $    (330)
  Limited partners capital (86,778
     units issued and outstanding)                               4,924        4,594


                                                                          $   8,563

              See Accompanying Notes to Consolidated Financial Statements

b)                        ANGELES INCOME PROPERTIES, LTD. III
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                            (in thousands, except unit data)

                                   Three Months Ended          Six Months Ended
                                        June 30,                   June 30,
                                     1997          1996       1997          1996
Revenues:
  Rental income                  $   386       $   451      $    895      $    851
  Other income                        17            33            31            46
    Total revenues                   403           484           926           897

Expenses:
  Operating                          103           103           207           213
  General and administrative          30            67            91           123
  Maintenance                        127            43           159            80
  Depreciation                       168           162           331           323
  Interest                            91           109           182           215
  Bad debt expense                    --            12            --            23
  Property taxes                      39            41            80            63
    Total expenses                   558           537         1,050         1,040

Loss before equity in income
   (loss) of joint venture          (155)          (53)         (124)         (143)
Equity in income (loss) of
  joint venture (Note B)           7,203          (285)        6,968          (526)

    Net income (loss)            $ 7,048       $  (338)     $  6,844      $   (669)

Net income (loss) allocated
  to general partners (1%)       $    70       $    (3)     $     68      $     (7)
Net income (loss) allocated
  to limited partners (99%)        6,978          (335)        6,776          (662)

    Net income (loss)            $ 7,048       $  (338)     $  6,844      $   (669)

Net income (loss) per
  limited partnership unit       $ 80.41       $ (3.86)     $  78.08      $  (7.63)

              See Accompanying Notes to Consolidated Financial Statements

c)
                          ANGELES INCOME PROPERTIES, LTD. III
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                      (Unaudited)
                            (in thousands, except unit data)

                                      Limited
                                    Partnership     General      Limited
                                       Units       Partners      Partners       Total
Original capital contributions       86,920      $      1      $ 43,460      $ 43,461

Partners' deficit at
  December 31, 1996                  86,778      $   (398)     $ (1,852)     $ (2,250)

Net income for the six months
  ended June 30, 1997                    --            68         6,776         6,844

Partners' (deficit) capital
  at June 30, 1997                   86,778      $   (330)     $  4,924      $  4,594

              See Accompanying Notes to Consolidated Financial Statements

d)                   ANGELES INCOME PROPERTIES, LTD. III
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (in thousands)


                                                        Six Months Ended
                                                            June 30,
                                                        1997         1996
Cash flows from operating activities:
  Net income (loss)                                 $  6,844     $   (669)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Equity in (income) loss of joint venture          (6,968)         526
    Depreciation                                         331          323
    Amortization of loan costs and
         leasing commissions                              21           42
    Bad debt expense                                      --           23
  Change in accounts:
    Restricted cash                                        3           (1)
    Accounts receivable                                  (18)         (28)
    Escrows for taxes                                    (25)         (71)
    Other assets                                          22            4
    Accounts payable                                      41           (1)
    Tenant security deposit liabilities                   (1)           1
    Property taxes                                       (19)         (25)
    Other liabilities                                     (5)         (20)

         Net cash provided by operating
            activities                                   226          104

Cash flows from investing activities:
  Property improvements and replacements                (209)         (50)
  Advances to joint venture                               --         (612)
  Deposits to restricted escrows                         (12)          --

         Net cash used in investing activities          (221)        (662)

Cash flows from financing activities:
  Payments on mortgage notes payable                     (20)         (27)
  Loan costs paid                                         --          (37)

         Net cash used in financing activities           (20)         (64)

Net decrease in unrestricted cash
  and cash equivalents                                   (15)        (622)

Unrestricted cash and cash equivalents at
  beginning of period                                  1,371        1,888

Unrestricted cash and cash equivalents at
  end of period                                     $  1,356     $  1,266

Supplemental disclosure of cash flow information:
  Cash paid for interest                            $    174     $    189

          See Accompanying Notes to Consolidated Financial Statements

e)                       ANGELES INCOME PROPERTIES, LTD. III
                     CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Angeles Income Properties, Ltd. III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II, (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.


NOTE B - INVESTMENT IN JOINT VENTURE

The Partnership has a 33.3% investment in Northtown Mall Partners ("Northtown") which is shown as "Investment in joint venture" on the balance sheet. The investment property, Northtown Mall, was sold in May 1997, but effective April 1, 1997. The condensed balance sheet information as of June 30, 1997, for Northtown is as follows:


                                      Northtown
                                    (in thousands)
Assets

Cash                                  $   1,524

  Total Assets                        $   1,524


Liabilities

Liabilities                           $   1,524

  Total Liabilities                   $   1,524



The condensed profit and loss statements for the three and six months ended June 30, 1997 and 1996, for Northtown are as follows:

                                             (in thousands)
                                           Three Months Ended
                                                 June 30,
                                           1997           1996
Revenue                               $      31        $   2,417
Costs and expenses                         (122)          (3,271)
Gain on sale of investment property      23,632               --
 Net income (loss)                    $  23,541        $    (854)


                                              (in thousands)
                                             Six Months Ended
                                                  June 30,
                                           1997             1996
Revenue                                $   2,727        $   4,990
Costs and expenses                        (3,521)          (6,564)
Gain on sale of investment property       23,632               --
 Net income (loss)                     $  22,838        $  (1,574)


The Partnership realized equity income from Northtown of $6,968,000 for the six months ended June 30, 1997 and realized equity loss of $526,000 for the six months ended June 30, 1996.

The Partnership accounts for its 33.3% investment in Northtown using the equity method of accounting. Under the equity method, the Partnership records its equity interest in income and losses of the joint venture; however, the investment in the joint venture will be recorded at an amount less than zero (a liability) to the extent of the Partnership's share of net liabilities of the joint venture (See "Note D" for information regarding the sale of this investment property).


NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following expenses owed to the Managing General Partner and affiliates during the six months ended June 30, 1997 and June 30, 1996, were paid or accrued:

                                                       1997      1996
                                                       (in thousands)
Property management fees                              $35        $32
Reimbursement for services of affiliates               62         88


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

NOTE D - SALE OF NORTHTOWN MALL

On May 12, 1997, the Partnership sold Northtown Mall to an affiliate of the lender. The sale resulted in net proceeds of approximately $1,200,000 after payment of closing costs, and the gain on the sale amounted to approximately $23,632,000. The economic closing of the sale of Northtown Mall was as of April 1, 1997, at which time the Partnership was released from the mortgage note secured by this property in the amount of approximately $51,326,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of one apartment complex and one commercial property. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1997 and 1996:


                                                    Average Occupancy
                                                   1997            1996
Lake Forest Apartments
  Brandon, Mississippi (1)                          91%             89%
Poplar Square Shopping Center
  Medford, Oregon                                   93%             94%

(1) This property is competing against new complexes in the area and also has physical deficiencies that are being addressed. The Managing General Partner is optimistic that occupancy will increase.

The Partnership realized net income of $7,048,000 and $6,844,000, respectively, for the three and six months ended June 30, 1997, as compared to net losses of $338,000 and $669,000, respectively, for the three and six months ended June 30, 1996. The net income for the three and six months ended June 30, 1997, is due to the equity in income of the joint venture, as a result of the gain realized on the sale of Northtown in the second quarter of 1997 (see "Note D"). For the six months ended June 30, 1997, versus 1996, loss before equity in income (loss) of the joint venture decreased due to an overall increase in total revenues, which was only partially offset by an increase in total expenses.

Rental income increased during the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, due to the increase in occupancy and average annual rental rates at Lake Forest Apartments. Although, for the three months ended June 30, 1997, versus the same period in 1996, there was a decrease in rental income due to a slight decrease in occupancy at Lake Forest Apartments during the second quarter of 1997. Other income decreased during the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, due to a decrease in interest income as a result of a decrease in cash investments. The Partnership began the 1996 year with over $1,800,000 in cash and was able to invest a significant portion of this cash until it was advanced to Northtown (See discussion below). Partially offsetting the overall increase in income was an increase in property tax expense and an increase in maintenance expense. Property tax expense increased due to a refund in January 1996 for an overpayment of 1995 property taxes relating to Poplar Square Shopping Center. Maintenance expense increased at Lake Forest Apartments due to an exterior painting project and other various exterior building improvements undertaken in an effort to improve the appearance of the property. Partially offsetting this increase in overall expenses was a decrease in general and administrative expenses due to a decrease in professional services, combined with a decrease in reimbursements for services of affiliates. Also, interest expense decreased due to the refinancing of the mortgage debt secured by Poplar Square Shopping Center in November 1996. This debt was refinanced at a lower interest rate.

Bad debt expense for the three and six months ended June 30, 1996, was a result of an increase in the reserve required based on a review of tenants' accounts at the Poplar Square Shopping Center. No such reserve was required during the six months ended June 30, 1997.

On May 12, 1997, the Partnership sold Northtown Mall to an affiliate of the lender. The sale resulted in net proceeds of approximately $1,200,000 after payment of closing costs, and the gain on the sale amounted to approximately $23,632,000. The Partnership's pro-rata share of this gain is included in equity in income of the joint venture. The economic closing of the sale of Northtown Mall is as of April 1, 1997, at which time the Partnership was released from the mortgage note of approximately $51,326,000.

Included in maintenance expense for the six months ended June 30, 1997, is $82,000 of major repairs and maintenance comprised of parking lot seal-coating and repairs, exterior building improvements, and exterior painting. For the six months ended June 30, 1996, $4,000 of major repairs and maintenance, comprised of exterior building improvements, is included in maintenance expense.

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

At June 30, 1997, the Partnership had unrestricted cash and cash equivalents of $1,356,000 compared to $1,266,000 at June 30, 1996. Net cash provided by operating activities increased primarily as a result of the timing of payment of operating expenses out of accounts payable and also due to a lesser increase in tax escrows. Net cash used in investing activities decreased due to the decrease in advances to joint venture. Prior to the sale of the property, the Northtown Mall property had continued to experience cash shortfalls and had been dependent upon the Partnership and Angeles Income Properties, Ltd. IV (the 66.7% owner of Northtown) to cover such shortfalls in order to meet operating and debt service requirements for this property (see discussion at "Note D" regarding this investment property). During the six months ended June 30, 1996, the Partnership advanced $612,000 to Northtown. There were no advances to Northtown during the six months ended June 30, 1997. Partially offsetting the decrease in advances to joint venture was an increase in cash used for property improvements and replacements at Lake Forest Apartments. Net cash used in financing activities decreased due to the loan costs incurred in 1996 in an effort to refinance the mortgage indebtedness secured by the Poplar Square Shopping Center. This mortgage indebtedness was refinanced in November 1996. As a result of the refinance, the monthly payments to service this debt decreased causing a decrease in payments on the mortgage note payable.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $3,777,000, which is secured by the Poplar Square Shopping Center investment property, carries a stated interest rate of 9.2% and matures in November 2006. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves.



                            PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


  a)    Exhibits:

        Exhibit 10.16 Sales Agreement among Northtown Mall Partners, a California general partnership, Northtown Associates, a Delaware general partnership, and State of Wisconsin Investment Board, an independent state agency, and Northtown LLP, a Minnesota limited liability partnership dated May 5, 1997.

        Exhibit 10.17 General Conveyance by Northtown Mall Partners, a California general partnership, dated May 5, 1997.

        Exhibit 10.18 Termination of Agreements and Assignment of Accounts between Northtown Mall Partners, a California general partnership and Northtown Associates, a Delaware general partnership and State of Wisconsin Investment Board, an independent state agency, made as of May 5, 1997.

        Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b)    Reports on Form 8-K:

        No reports on form 8-K were filed during the three months ended June 30, 1997.


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


                                   Date:  August 5, 1997