Form 10QSB
period 1997-09-30
ANGELES INCOME PROPERTIES LTD III
filed 1997-11-07
CIK 720460

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT

                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1997


                                      or

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

                                   September 30, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                                  $   2,389
     Restricted--tenant security deposits                                 49
  Accounts receivable, less allowance for
     doubtful accounts of $12                                             28
  Escrow for taxes                                                       179
  Other assets                                                           244
  Restricted escrows                                                     224
  Investment properties:
     Land                                               $   1,527
     Buildings and related personal property               12,882
                                                           14,409
     Less accumulated depreciation                         (9,084)
                                                                       5,325
                                                                   $   8,438

Liabilities and Partners' Capital
Liabilities
  Accounts payable                                                 $      10
  Tenant security deposits                                                49
  Accrued taxes                                                           62
  Other liabilities                                                       65
  Mortgage note payable                                                3,766
  Equity interest in net liabilities of joint venture                      5
Partners' (Deficit) Capital
  General partners                                      $    (331)
  Limited partners capital (86,920 units issued
     and 86,778 units outstanding)                          4,812      4,481
                                                                   $   8,438

              See Accompanying Notes to Consolidated Financial Statements


b)                        ANGELES INCOME PROPERTIES, LTD. III
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                            (in thousands, except unit data)




                                Three Months Ended   Nine Months Ended
                                   September 30,         September 30,
                                  1997      1996      1997        1996
Revenues:
  Rental income                $   437   $   411   $  1,332   $  1,262
  Other income                      27        33         58         79
    Total revenues                 464       444      1,390      1,341

Expenses:
  Operating                        110       100        317        313
  General and administrative        75        60        166        183
  Maintenance                      109        46        268        126
  Depreciation                     169       165        500        488
  Interest                          91       111        273        326
  Bad debt expense                  --         7         --         30
  Property taxes                    25        42        105        105
    Total expenses                 579       531      1,629      1,571

Loss before equity in income
   (loss) of joint venture        (115)      (87)      (239)      (230)
Equity in income (loss) of
  joint venture (Note B)             2      (238)     6,970       (764)

    Net (loss) income          $  (113)  $  (325)  $  6,731   $   (994)

Net (loss) income allocated
  to general partners (1%)     $    (1)  $    (3)  $     67   $    (10)
Net (loss) income allocated
  to limited partners (99%)       (112)     (322)     6,664       (984)

    Net (loss) income          $  (113)  $  (325)  $  6,731   $   (994)

Net (loss) income per
  limited partnership unit     $ (1.29)  $ (3.71)  $  76.79   $ (11.33)


              See Accompanying Notes to Consolidated Financial Statements


c)                       ANGELES INCOME PROPERTIES, LTD. III
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                      (Unaudited)
                            (in thousands, except unit data)




                                  Limited
                                Partnership  General   Limited
                                   Units    Partners   Partners    Total

Original capital contributions    86,920   $      1   $ 43,460   $ 43,461

Partners' deficit at
  December 31, 1996               86,778   $   (398)  $ (1,852)  $ (2,250)

Net income for the nine months
  ended September 30, 1997            --         67      6,664      6,731

Partners' (deficit) capital
  at September 30, 1997           86,778   $   (331)  $  4,812   $  4,481

              See Accompanying Notes to Consolidated Financial Statements


d)                   ANGELES INCOME PROPERTIES, LTD. III
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (in thousands)


                                                       Nine Months Ended
                                                         September 30,
                                                        1997         1996
Cash flows from operating activities:
  Net income (loss)                                 $  6,731     $   (994)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Equity in (income) loss of joint venture          (6,970)         764
    Depreciation                                         500          488
    Amortization of loan costs and
      leasing commissions                                 30           68
    Bad debt expense                                      --           30
  Change in accounts:
    Restricted cash                                       (1)          (2)
    Accounts receivable                                  (17)         (12)
    Escrows for taxes                                    (65)        (107)
    Other assets                                          29            3
    Accounts payable                                     (17)          --
    Tenant security deposit liabilities                    1            2
    Property taxes                                        21           16
    Other liabilities                                      5           (8)

         Net cash provided by operating
            activities                                   247          248

Cash flows from investing activities:
  Property improvements and replacements                (247)        (140)
  Advances to joint venture                               --         (721)
  Collection on advances from joint venture            1,066           --
  Deposits to restricted escrows                         (17)          --

         Net cash provided by (used in)
            investing activities                         802         (861)

Cash flows from financing activities:
  Payments on mortgage notes payable                     (31)         (40)
  Loan costs paid                                         --          (94)

         Net cash used in financing activities           (31)        (134)

Net increase (decrease) in unrestricted cash
  and cash equivalents                                 1,018         (747)

Unrestricted cash and cash equivalents at
  beginning of period                                  1,371        1,888

Unrestricted cash and cash equivalents at
  end of period                                     $  2,389     $  1,141

Supplemental disclosure of cash flow information:
  Cash paid for interest                            $    261     $    283

          See Accompanying Notes to Consolidated Financial Statements

e)                     ANGELES INCOME PROPERTIES, LTD. III
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Angeles Income Properties, Ltd. III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II, (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.


NOTE B - INVESTMENT IN JOINT VENTURE

The Partnership has a 33.3% investment in Northtown Mall Partners ("Northtown") which is shown as "Equity interest in net liabilities of joint venture" on the balance sheet. The investment property, Northtown Mall, was sold in May 1997, but effective April 1, 1997. The condensed balance sheet information for Northtown is as follows:


                                  September 30, 1997
                                    (in thousands)
Assets

Cash                                    $  7

  Total Assets                          $  7




Liabilities

Liabilities                             $  7

  Total Liabilities                     $  7


The condensed profit and loss statements for the three and nine months ended September 30, 1997 and 1996, for Northtown are as follows:

                                           Three Months Ended
                                              September 30,
                                             (in thousands)
                                          1997           1996
Revenues                              $     12        $  2,564
Costs and expenses                          (6)         (3,277)
Loss on sale of investment
 property                                   (5)             --
   Net income (loss)                  $      1        $   (713)

                                           Nine Months Ended
                                              September 30,
                                             (in thousands)
                                          1997            1996
Revenues                              $   2,739       $   7,554
Costs and expenses                       (3,527)         (9,841)
Gain on sale of investment property      23,627              --
   Net income (loss)                  $  22,839       $  (2,287)


The Partnership realized equity income from Northtown of approximately $6,970,000 for the nine months ended September 30, 1997, and realized equity loss of approximately $764,000 for the nine months ended September 30, 1996. During the fourth quarter of 1997, all remaining liabilities of this joint venture will be paid and the joint venture will be terminated.

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

The following expenses owed to the Managing General Partner and affiliates during the nine months ended September 30, 1997, and September 30, 1996, were paid or accrued:

                                                       1997      1996
                                                        (in thousands)
Property management fees                              $ 52      $ 47
Reimbursement for services of affiliates               124       137
Lease commissions                                       24        --

Included in reimbursements for services of affiliates at September 30, 1997, is approximately $27,000 in construction oversight costs.

For the period from January 1, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

NOTE D - SALE OF NORTHTOWN MALL

On May 12, 1997, the Partnership sold Northtown Mall to an affiliate of the lender. The sale resulted in net proceeds of approximately $1,200,000, after payment of closing costs, and the gain on the sale amounted to approximately $23,627,000. The economic closing of the sale of Northtown Mall was as of April 1, 1997, at which time the Partnership was released from the mortgage note secured by this property in the amount of approximately $51,326,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of one apartment complex and one commercial property. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1997 and 1996:


                                                   Average Occupancy
                                                  1997           1996
Lake Forest Apartments (1)
  Brandon, Mississippi                             92%           92%
Poplar Square Shopping Center
  Medford, Oregon                                  93%           94%


(1) The Managing General Partner expects occupancy to improve at this property during the remainder of 1997 and into 1998. The property has undergone various exterior building improvements in an effort to improve the curb appeal.

The Partnership realized a net loss of approximately $113,000 and net income of approximately $6,731,000 for the three and nine months ended September 30, 1997, respectively, as compared to net losses of approximately $325,000 and approximately $994,000 for the three and nine months ended September 30, 1996, respectively. The increase in net income for the three and nine months ended September 30, 1997, over the same period in 1996, is due to the equity in income of the joint venture, as a result of the gain realized on the sale of Northtown Mall in the second quarter of 1997 (see "Note D"). For the three and nine months ended September 30, 1997, versus 1996, loss before equity in income
(loss) of the joint venture increased slightly due to an increase in total expenses, which was only partially offset by an increase in total revenues.

Despite a slight drop in occupancy for the Partnership, rental income increased during the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, due to an increase in average annual rental rates at Lake Forest Apartments. Other income decreased during the three and nine months ended September 30, 1997, as compared to the three and nine months ended September 30, 1996, due to a decrease in interest income as a result of a decrease in cash investments. The Partnership began the 1996 year with over $1,800,000 in cash and was able to invest a significant portion of this cash until it was advanced to Northtown (See discussion below). In September 1997, $1,066,000 of these advances were recovered. Contributing to the overall increase in expenses was an increase in maintenance expense. Maintenance expense increased at Lake Forest Apartments due to an exterior painting project and other various exterior building improvements undertaken in an effort to improve the appearance of the property. Partially offsetting this increase in overall expenses was a decrease in general and administrative expenses due to a decrease in reimbursements for services of affiliates, excluding construction oversight costs. Also, interest expense decreased due to the refinancing of the mortgage debt secured by Poplar Square Shopping Center in November 1996. This debt was refinanced at a lower interest rate.

Bad debt expense for the three and nine months ended September 30, 1996, was a result of an increase in the reserve required based on a review of tenants' accounts at the Poplar Square Shopping Center. No such reserve was required during the nine months ended September 30, 1997.

On May 12, 1997, the Partnership sold Northtown Mall to an affiliate of the lender. The sale resulted in net proceeds of approximately $1,200,000, after payment of closing costs, and the gain on the sale amounted to approximately $23,627,000. The Partnership's pro-rata share of this gain is included in "Equity in income of joint venture" in the accompanying statement of operations. The economic closing of the sale of Northtown Mall is as of April 1, 1997, at which time the Partnership was released from the mortgage note of approximately $51,326,000. During the fourth quarter of 1997, all remaining liabilities of this joint venture will be paid and the joint venture will be terminated.

Included in maintenance expense for the nine months ended September 30, 1997, is $165,000 of major repairs and maintenance comprised of parking lot seal-coating and repairs, exterior building improvements, and exterior painting. For the nine months ended September 30, 1996, $10,000 of major repairs and maintenance, comprised of exterior building improvements, is included in maintenance expense.

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

At September 30, 1997, the Partnership held unrestricted cash and cash equivalents of $2,389,000 compared to $1,141,000 at September 30, 1996. Net cash provided by operating activities remained relatively constant. Net cash provided by investing activities increased due to collection on advances from the joint venture as a result of the distribution of the remaining cash after the sale of Northtown Mall, along with a decrease in advances to the joint venture. Prior to the sale of the property, the Northtown Mall property had continued to experience cash shortfalls and had been dependent upon the Partnership and Angeles Income Properties, Ltd. IV (the 66.7% owner of Northtown) to cover such shortfalls in order to meet operating and debt service requirements for this property (see discussion at "Note D" regarding this investment property). During the nine months ended September 30, 1996, the Partnership advanced $721,000 to Northtown. There were no advances to Northtown during the nine months ended September 30, 1997. Partially offsetting the decrease in advances to joint venture was an increase in cash used for property improvements and replacements at Lake Forest Apartments. Net cash used in financing activities decreased due to the loan costs incurred in 1996 in an effort to refinance the mortgage indebtedness secured by the Poplar Square Shopping Center. This mortgage indebtedness was refinanced in November 1996. As a result of the refinance, the monthly payments to service this debt decreased causing a decrease in payments on the mortgage note payable.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $3,766,000, which is secured by the Poplar Square Shopping Center investment property, carries a stated interest rate of 9.2% and matures in November 2006. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. The Managing General Partner is currently evaluating the economic position of the Partnership and the Partnership's ability to make a distribution in 1997. During the nine months ended September 30, 1997 and 1996, there were no distributions paid.


                            PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


      a)    Exhibits:


            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      b)    Reports on Form 8-K:

            No reports on form 8-K were filed during the three months ended September 30, 1997.


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


                                   ANGELES INCOME PROPERTIES, LTD. III

                                   By:  Angeles Realty Corporation II
                                        Managing General Partner


                                   By:  /s/ Carroll D. Vinson
                                        Carroll D. Vinson
                                        President


                                   By:  /s/ Robert D. Long
                                        Robert D. Long
                                        Vice President/CAO



                                   Date: November 7, 1997