Form 10KSB
period 1997-12-31
ANGELES INCOME PROPERTIES LTD III
filed 1998-03-25
CIK 720460

FORM 10-KSB-ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the transition period from              to

                         Commission file number 0-13192

                      ANGELES INCOME PROPERTIES, LTD. III
                 (Name of small business issuer in its charter)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year. $1,888,000.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Managing General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.

                                      PART I

ITEM 1. DESCRIPTION OF BUSINESS

Angeles Income Properties, Ltd. III (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Agreement of Limited Partnership dated May 26, 1983, as amended (hereinafter referred to as "the Agreement").
The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), a California corporation and wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia Financial Group ("Insignia"). Thus the Managing General Partner is now a wholly-owned subsidiary of IPT. The Elliott Accommodation Trust and the Elliott Family Partnership, Ltd., California limited partnerships, are the Non-Managing General Partners. The Managing General Partner and the Non-Managing General Partners are herein collectively referred to as the "General Partners".

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

The Partnership, through its public offering of Limited Partnership Units, sold 86,920 units aggregating $43,460,000. The General Partners contributed capital in the amount of $1,000 for a 1% interest in the Partnership. Holders of Limited Partnership Units shall hereinafter be referred to as "Limited Partners" and together with the General Partners, referred to as the "Partners".

The Partnership was formed for the purpose of acquiring fee and other forms of equity interests in various types of real property. The Managing General Partner intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the partners. Such results may best be achieved through property sales, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners and the Non-Managing General Partners have no right to participate in the management or conduct of such business and affairs. Insignia Residential Group, L.P., an affiliate of Insignia, provides property management services to each of the Partnership's investment properties.

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


ITEM 2. DESCRIPTION OF PROPERTIES

The following table sets forth the Registrant's investments in properties:


Property                 Purchase     Type of Ownership          Use

Poplar Square Shopping   05/15/85   Fee ownership - subject   Commercial
 Center                             to a first mortgage       118,474 sq.ft.
 Medford, Oregon

Lake Forest Apartments   06/27/84   Fee ownership             Residential Rental
 Brandon, Mississippi                                         136 units

The Partnership had a 33.3% investment in Northtown Mall Partners ("Northtown"). On May 12, 1997, Northtown sold its only investment property, Northtown Mall, to an affiliate of the lender (See "Note F" of the financial statements included in "Item 7.")

SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)


                      Carrying    Accumulated                          Federal
Property               Value      Depreciation     Rate     Method    Tax Basis

Poplar Square
Shopping Center     $  9,749      $  6,658      5-20 yrs      S/L     $ 4,853

Lake Forest
 Apartments            4,741         2,597      5-40 yrs      S/L       1,932

                    $ 14,490      $  9,255                            $ 6,785

See "Note A" of the financial statements included in "Item 7." for a description of the Partnership's depreciation policy.


SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)


                     Principal                                     Principal
                     Balance At                                     Balance
                    December 31,  Interest    Period    Maturity     Due At
Property                1997        Rate     Amortized    Date      Maturity

Poplar Square
Shopping Center
 First mortgage     $  3,755        9.2%      25 yrs.  11/01/06   $  3,167


Average annual rental rates and occupancy for 1997 and 1996 for each property:


                                     Average Annual         Average Annual
                                      Rental Rates             Occupancy
Property                          1997          1996        1997     1996

Poplar Square Shopping Center  $6.76/sq.ft.  $6.62/sq.ft.    93%      96%

Lake Forest Apartments         6,399/unit    6,223/unit      93%      92%

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

Poplar Square's leases have original terms varying from 3-10 years and expire on various dates through 2003. The following is a schedule of the lease expirations for the years 1998-2003:




   Poplar Square      Number of                              % of Gross
  Shopping Center    Expirations   Square Feet  Annual Rent  Annual Rent

       1998               1             675    $   6,683        .80%
       1999               5          14,320      139,826      16.74%
       2000               5          35,545      227,380      27.22%
       2001               2          29,475      219,083      26.23%
       2002               5          27,611      211,679      25.34%
       2003               1           2,550       30,600       3.67%

The following schedule reflects information on tenants occupying 10% or more of the leasable square footage of Poplar Square Shopping Center:


                        Square Footage    Annual Rent
Nature of Business          Leased      Per Square Foot   Lease Expiration

Clothes Retailer           22,395        $  7.10             01/31/01

Fabric Retailer            19,980           5.40             01/31/00

Fitness Gym                14,892           6.08             02/28/02

Craft Retailer             12,015           6.99             12/31/00


Real estate taxes and rates in 1997 for each property were:

                                          1997            1997
                                         Billing          Rate
                                     (in thousands)

Poplar Square Shopping Center (1)         $100            1.39%

Lake Forest Apartments                      38            1.59%

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The security holders of the Registrant did not vote on any matter during the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 86,920 Limited Partnership Units during its offering period through March 7, 1984, and currently has 86,778 Limited Partnership Units outstanding and 3,493 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units. During 1996, the number of Limited Partnership Units decreased by 40 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.

During the year ended December 31, 1997, the Partnership distributed approximately $1,584,000 to the Limited Partners and $16,000 to the General Partners. There were no distributions during the year ended December 31, 1996. Future distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership recognized net income of approximately $6,738,000 for the year ended December 31, 1997, as compared to net loss of approximately $1,075,000 for the year ended December 31, 1996. The increase in net income for the year ended December 31, 1997 is due primarily to the equity in income and extraordinary gain of the joint venture, as a result of the gains realized on the sale of Northtown Mall in the second quarter of 1997 (See "Note F" of the financial statements included in "Item 7."). For the year ended December 31, 1997, versus the year ended December 31, 1996, loss before equity in income (loss) and extraordinary gain of the joint venture decreased due to an increase in rental income, partially offset by an increase in total expenses.

Despite a drop in occupancy at Poplar Square Shopping Center, rental income increased during the year ended December 31, 1997, as compared to the year ended December 31, 1996, due to an increase in average annual rental rates at both investment properties and an increase in average occupancy at Lake Forest Apartments. Contributing to the overall increase in expenses was an increase in operating expense. Operating expense increased at Lake Forest Apartments due to an exterior painting project and other various exterior building improvements undertaken in an effort to improve the appearance of the property. Partially offsetting this increase in overall expenses was a decrease in general and administrative expenses due to a decrease in reimbursements for services of affiliates, excluding construction oversight costs associated with the ongoing improvements at Lake Forest Apartments. Also, interest expense decreased due to the refinancing of the mortgage debt secured by Poplar Square Shopping Center in November 1996. This debt was refinanced at a lower interest rate.

On May 12, 1997, the Joint Venture in which the Partnership owned a 33.3% interest sold Northtown Mall, its only investment property, to an affiliate of the lender. The sale resulted in net proceeds of approximately $1,200,000, after payment of closing costs, and the gain on the sale amounted to approximately $16,243,000. The Partnership's pro-rata share of this gain is included in "Equity in income of joint venture" in the accompanying statement of operations. As a result of the sale, mortgage debt in the amount of approximately $8,711,000 was forgiven and unamortized loan costs in the amount of approximately $1,327,000 were written off. This resulted in an extraordinary gain on extinguishment of debt of approximately $7,384,000 of which the Partnership's share was approximately $2,459,000. The Partnership's pro-rata share of this gain is included in "Equity in extraordinary gain on debt extinguishment". The economic closing of the sale of Northtown Mall is as of April 1, 1997, at which time the Joint Venture was released from the mortgage note of approximately $51,326,000.

Included in operating expense for the year ended December 31, 1997, is approximately $169,000 of major repairs and maintenance comprised of parking lot seal-coating and repairs, exterior building improvements, and exterior painting. For the year ended December 31, 1996, approximately $57,000 of major repairs and maintenance, comprised of exterior building improvements and parking lot resurfacing, is included in operating expense.

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

Capital Resources and Liquidity

At December 31, 1997, the Partnership held cash and cash equivalents of approximately $1,081,000 compared to approximately $1,371,000 at December 31, 1996. The net decrease in cash for the years ended December 31, 1997, and 1996 was approximately $290,000 and $517,000, respectively. Net cash provided by operating activities increased due to an increase in net income and an increase in other liabilities due to the timing of payments. Net cash provided by investing activities increased due to collection on advances of approximately $1,067,000 in 1997, from the joint venture as a result of the distribution of the remaining cash after the sale of Northtown Mall, compared to advances made to the Joint Venture of approximately $721,000 in 1996. Partially offsetting the collection of cash from the joint venture was an increase in cash used for property improvements and replacements at Lake Forest Apartments. Net cash used in financing activities increased due to the distribution to the partners during the fourth quarter of 1997. The mortgage indebtedness secured by the Poplar Square Shopping Center was refinanced in November 1996. As a result of the refinance, the monthly payments to service this debt decreased causing a decrease in payments on the mortgage note payable.

On October 31, 1996, the Partnership, through its 99% owned subsidiary (Poplar Square AIP III, L.P.), refinanced the mortgage debt secured by Poplar Square Shopping Center. The previous indebtedness matured in June 1996. The new mortgage, in the principal amount of $3,800,000, carries a stated interest rate of 9.2% and matures November 2006. The Partnership paid off debt and related accrued interest of approximately $3,435,000 at closing. The remainder of the proceeds from the refinance were used to pay closing costs, fund tax and insurance escrows and fund repair and replacement reserves.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $3,755,000, which is secured by the Poplar Square Shopping Center investment property, matures in November 2006. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. In November 1997, the General Partner declared and paid distributions of approximately $1,584,000 to the Limited Partners ($18.25 per Limited Partnership Unit) and approximately $16,000 to the General Partners attributable primarily to cash flow from the sale of Northtown Mall. During the year ended December 31, 1996, there were no distributions paid. Future distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves.

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 7.   FINANCIAL STATEMENTS


ANGELES INCOME PROPERTIES, LTD. III


LIST OF FINANCIAL STATEMENTS


   Report of Ernst & Young, LLP, Independent Auditors

   Consolidated Balance Sheet - December 31, 1997

   Consolidated Statements of Operations - Years ended December 31, 1997 and
       1996

   Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 1997 and 1996

   Consolidated Statements of Cash Flows - Years ended December 31, 1997 and
       1996

   Notes to Consolidated Financial Statements



              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Income Properties, Ltd. III


We have audited the accompanying consolidated balance sheet of Angeles Income Properties, Ltd. III as of December 31, 1997, and the related consolidated statements of operations, changes in partners' (deficit) capital and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Income Properties, Ltd. III at December 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                     /S/ ERNST & YOUNG LLP



Greenville, South Carolina
February 25, 1998,
except for Note J, as to which the date is March 17, 1998


                      ANGELES INCOME PROPERTIES, LTD. III
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1997



Assets
  Cash and cash equivalents                                          $   1,081
  Receivables and deposits (net of allowance for
     doubtful accounts of $26)                                             189
  Other assets                                                             319
  Restricted escrows                                                       234
  Investment properties (Notes B and E):
     Land                                                $   1,527
     Buildings and related personal
       property                                             12,963
                                                            14,490
     Less accumulated depreciation                          (9,255)      5,235

                                                                     $   7,058

Liabilities and Partners' Capital
Liabilities
  Accounts payable                                                   $      23
  Tenant security deposits                                                  48
  Accrued taxes                                                             38
  Other liabilities                                                        306
  Mortgage note payable (Notes B and E)                                  3,755
Partners' (Deficit) Capital
  General partners                                       $    (347)
  Limited partners (86,778 units issued
     and outstanding)                                        3,235       2,888

                                                                     $   7,058

          See Accompanying Notes to Consolidated Financial Statements

                      ANGELES INCOME PROPERTIES, LTD. III
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                             Years Ended December 31,
                                                                 1997        1996
Revenues:
   Rental income                                             $  1,802      $  1,675
   Other income                                                    86            97
       Total revenues                                           1,888         1,772

Expenses:
   Operating                                                      737           598
   General and administrative                                     213           237
   Depreciation                                                   671           655
   Interest                                                       363           421
   Property taxes                                                 142           143
       Total expenses                                           2,126         2,054

Loss before equity in income (loss) and extraordinary
 gain on debt extinguishment of joint venture                    (238)         (282)

Equity in income (loss) of joint venture (Note F)               4,517          (793)

Income (loss) before equity in extraordinary
 gain on debt extinguishment of joint venture                   4,279        (1,075)

Equity in extraordinary gain on debt extinguishment (Note F)    2,459            --

       Net income (loss)                                     $  6,738      $ (1,075)

Income (loss) allocated to general partners (1%)             $     67      $    (11)
Income (loss) allocated to limited partners (99%)               6,671        (1,064)

       Net income (loss)                                     $  6,738      $ (1,075)

Net income (loss) per limited partnership unit               $  76.87      $ (12.26)

          See Accompanying Notes to Consolidated Financial Statements

                      ANGELES INCOME PROPERTIES, LTD. III
       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                 (in thousands)




                                  Limited
                                Partnership   General    Limited
                                   Units      Partners   Partners     Total

Original capital contributions    86,920     $       1 $  43,460  $  43,461

Partners' deficit at
   December 31, 1995              86,818          (387)     (788)    (1,175)

Net loss for the year ended
   December 31, 1996                  --           (11)   (1,064)    (1,075)

Abandonment of partnership
  units (Note H)                     (40)           --        --         --

Partners' deficit at
   December 31, 1996              86,778          (398)   (1,852)    (2,250)

Net income for the year ended
  December 31, 1997                   --            67     6,671      6,738

Distributions to partners             --           (16)   (1,584)    (1,600)

Partners' (deficit) capital at
   December 31, 1997              86,778     $    (347)$   3,235  $   2,888

          See Accompanying Notes to Consolidated Financial Statements

                      ANGELES INCOME PROPERTIES, LTD. III
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                           Years Ended December 31,
                                                               1997         1996
Cash flows from operating activities:
   Net income (loss)                                        $  6,738   $ (1,075)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities
     Equity in (income) loss of joint venture                 (4,517)       793
     Equity in extraordinary gain on debt extinguishment
      of joint venture                                        (2,459)        --
     Depreciation                                                671        655
     Amortization of loan costs and leasing commissions           40         79
   Change in accounts:
     Receivables and deposits                                     19          7
     Other assets                                                (56)       (75)
     Accounts payable                                             (4)        16
     Tenant security deposit liabilities                          --          1
     Property taxes                                               (3)        (3)
     Other liabilities                                           211         (7)

       Net cash provided by operating activities                 640        391

Cash flows from investing activities:
  Property improvements and replacements                        (328)      (169)
  Advances to joint venture                                       --       (721)
  Collection on advances from joint venture                    1,067         --
  Net deposits to restricted escrows                             (27)      (207)

       Net cash provided by (used in) investing activities       712     (1,097)

Cash flows from financing activities:
  Payments on mortgage note payable                              (42)       (48)
  Loan costs paid                                                 --       (161)
  Repayment of mortgage note payable                              --     (3,402)
  Proceeds from new loan                                          --      3,800
  Distributions to partners                                   (1,600)        --

       Net cash (used in) provided by financing activities    (1,642)       189

Net decrease in cash and cash equivalents                       (290)      (517)

Cash and cash equivalents at beginning of year                 1,371      1,888

Cash and cash equivalents at end of year                    $  1,081   $  1,371

Supplemental disclosure of cash flow information:
   Cash paid for interest                                   $    348   $    377

          See Accompanying Notes to Consolidated Financial Statements

                      Angeles Income Properties, Ltd. III
                   Notes to Consolidated Financial Statements
                               December 31, 1997

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Angeles Income Properties, Ltd. III (the "Partnership" or "Registrant") is a California limited partnership organized in May 1983 to acquire and operate residential and commercial real estate properties. The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), an affiliate of Insignia Financial Group, Inc. ("Insignia") and a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus the Managing General Partner is now a wholly-owned subsidiary of IPT. As of December 31, 1997, the Partnership operates one residential and one commercial property located in or near major urban areas in the United States.

Principles of Consolidation: The consolidated financial statements of the Partnership include its 99% limited partnership interests in Poplar Square AIP III, L.P. and Poplar Square GP LP. The Partnership may remove the General Partner of both Poplar Square AIP III, L.P. and Poplar Square GP LP; therefore, the partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

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

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks, money market funds, and certificates of deposit with original maturities of less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Investment Properties: Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were necessary for the years ended December 31, 1997 or 1996.

Loan Costs: Loan costs of approximately $157,000 are included in other assets in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the loan. At December 31, 1997, accumulated amortization is approximately $20,000.

Lease Commissions: Lease commissions are included in other assets and are being amortized using the straight-line method over the term of the respective leases.

Fair Value: The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at an estimated borrowing rate currently available to the Partnership, approximates its carrying balance.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. Commercial building lease terms are generally for terms of 3 to 10 years. Several tenants have percentage rent clauses which provide for additional rent upon the tenant achieving certain objectives. Percentage rent recognized was approximately $3,000 and $2,000 in 1997 and 1996, respectively.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications: Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

NOTE B -  MORTGAGE NOTE PAYABLE
(in thousands)

The principle terms of the mortgage note payable are as follows:


                     Monthly                         Principal    Principal
                     Payment     Stated               Balance    Balance At
                    Including   Interest  Maturity    Due At    December 31,
Property             Interest     Rate      Date     Maturity       1997

Poplar Square
  Shopping Center
  First mortgage       $ 32       9.2%    11/01/06 $  3,167     $   3,755

On October 31, 1996, the Partnership, through its 99% owned subsidiary (Poplar Square AIP III, L.P.), refinanced the mortgage debt secured by Poplar Square Shopping Center. The previous indebtedness had matured in June 1996. The Partnership paid off the previous mortgage debt and related accrued interest of approximately $3,435,000 at closing. The remainder of the proceeds from the refinance were used to pay closing costs, fund tax and insurance escrows and fund repair and replacement reserves.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 1997, are as follows (in thousands):

            1998                $     45
            1999                      50
            2000                      54
            2001                      60
            2002                      65
         Thereafter                3,481
                                $  3,755

The mortgage note payable is non-recourse and is secured by pledge of the Partnership's investment property and by pledge of revenues from the investment property.

NOTE C - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss):

                                        1997          1996
                                          (in thousands)

Net income (loss) as reported        $ 6,738      $ (1,075)
Add (deduct):
  Depreciation differences                36            31
  Joint venture differences           (1,243)          202
  Other                                   28           (54)

Federal taxable income (loss)        $ 5,559      $   (896)

Federal taxable income (loss)
  per limited partnership unit       $ 60.86      $ (10.23)

The following is a reconciliation between the Partnership's reported amount and Federal tax basis of net assets and liabilities:


Net assets as reported                       $ 2,888
Land and buildings                             1,912
Accumulated depreciation                        (362)
Syndication and distribution costs             5,807
Other                                            811

Net assets - Federal tax basis               $11,056


NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and affiliates in 1997 and in 1996:

                                                          1997        1996
                                                           (in thousands)

Property management fees (included in                   $  70        $  64
 operating expenses)

Reimbursement for services of affiliates including
approximately $27,000 of construction services
reimbursements for the year ended December 31, 1997
(included in operating and general and
administrative expenses, investment property, and
other assets)                                             197          225

Included in "Reimbursement for services of affiliates" for the years ended December 31, 1997 and 1996, is approximately $35,000 and $4,000, respectively, in leasing commissions paid to an affiliate of the Managing General Partner.

Included in "Reimbursement for services of affiliates" in 1996 is a $38,000 brokerage commission paid relating to the refinance of the mortgage secured by Poplar Square Shopping Center, which was capitalized as a loan cost.

For the period from January 1, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

NOTE E - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

                                            Initial Cost
                                           To Partnership
                                           (in thousands)
                                                                     Cost
                                                     Buildings    Capitalized
                                                   and Related     (Removed)
                                                     Personal    Subsequent to
Description             Encumbrance      Land        Property     Acquisition

Poplar Square
Shopping Center         $  3,755     $    957     $  10,302     $  (1,510)

Lake Forest Apts.             --          657         3,160           924

   Totals               $  3,755     $  1,614     $  13,462     $    (586)


                       Gross Amount At Which Carried
                            At December 31, 1997
                               (in thousands)
                                Buildings
                               And Related
                                Personal               Accumulated     Date     Depreciable
Description           Land      Property      Total    Depreciation  Acquired   Life-Years
Poplar Square
 Shopping Center   $    870    $   8,879   $   9,749    $   6,658    05/15/85     5-20

Lake Forest
 Apartments             657        4,084       4,741        2,597    06/27/84     5-40

  Totals           $  1,527    $  12,963   $  14,490    $   9,255

The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 3 to 10 years.

Reconciliation of "Investment Properties and Accumulated Depreciation":


                                         Years Ended December 31,
                                            1997           1996
                                              (in thousands)

Investment Properties

Balance at beginning of year             $ 14,162        $  13,993
  Property improvements and
     replacements                             328              169

Balance at end of year                   $ 14,490        $  14,162

Accumulated Depreciation

Balance at beginning of year             $   8,584       $   7,929
  Additions charged to expense                 671             655

Balance at end of year                   $   9,255       $   8,584

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996, is $16,402,000 and $16,075,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, is $9,617,000 and $8,982,000.

NOTE F - INVESTMENT IN JOINT VENTURE

The Partnership had a 33.3% investment in Northtown Mall Partners ("Northtown"). On May 12, 1997, Northtown sold its only investment property, Northtown Mall, to an affiliate of the lender. The sale resulted in net proceeds of approximately $1,200,000, after payment of closing costs, and the gain on the sale amounted to approximately $16,243,000. The Partnership's pro-rata share of this gain is included in "Equity in income of joint venture" in the accompanying statement of operations. As a result of the sale, mortgage debt in the amount of approximately $8,711,000 was forgiven and unamortized loan costs in the amount of approximately $1,327,000 were written off. This resulted in an extraordinary gain on extinguishment of debt of approximately $7,384,000. The Partnership's pro-rata share of this gain is included in "Equity in extraordinary gain on debt extinguishment" in the accompanying statement of operations. The economic closing of the sale of Northtown Mall is as of April 1, 1997, at which time the Partnership was released from the mortgage note of approximately $51,326,000. Northtown was liquidated in December, 1997.

The condensed profit and loss statements for Northtown are as follows:

                                                        Northtown
                                                  1997             1996

Revenues                                      $  2,738         $ 10,765
Costs and expenses                              (3,529)         (13,136)

Loss before gain on sale of investment
 property and extraordinary gain on
 extinguishment of debt                           (791)          (2,371)

Gain on sale of investment property             16,243               --
Extraordinary gain on extinguishment
 of debt                                         7,384               --

   Net income (loss)                         $  22,836        $  (2,371)


The Partnership realized equity income from Northtown of approximately $4,517,000 and equity in extraordinary gain on debt extinguishment of approximately $2,459,000 for the year ended December 31, 1997. The Partnership realized equity loss of approximately $793,000 for the year ended December 31, 1996.

NOTE G - OPERATING LEASES

Tenants of the commercial property are responsible for their own utilities and maintenance of their space, and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes. Tenants may be required to pay a security deposit. Bad debt expense has been within the Managing General Partner's expectations.

As of December 31, 1997, the Partnership had minimum future rentals under noncancellable leases with tenants with initial or remaining terms in excess of one year as follows (in thousands):


                   1998                     $    822
                   1999                          788
                   2000                          582
                   2001                          323
                   2002                          130
                Thereafter                         6
                                            $  2,651


NOTE H - ABANDONMENT OF LIMITED PARTNERSHIP UNITS

In 1996, the number of Limited Partnership Units decreased by 40 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the limited partner is still allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying Statements of Operations is calculated based on the number of units outstanding at the beginning of the year.

NOTE I - DISTRIBUTIONS

In November 1997, the Managing General Partner declared and paid distributions to the Limited Partners of approximately $1,584,000 ($18.25 per Limited Partnership Unit) and $16,000 to the General Partners, primarily attributable to cash flow from the sale of Northtown Mall.

NOTE J - SUBSEQUENT EVENT

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with Ernst & Young LLP regarding the 1997 or 1996 audits of the Partnership's financial statements.


                                    PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), is a wholly-owned subsidiary of MAE GP Corporation ("MAE GP").

Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). Thus the Managing General Partner is now a wholly-owned subsidiary of IPT.

The names of the directors and executive officers of ARC II, their ages and the nature of all positions with ARC II presently held are as follows:

     Name                                Age               Position

Carroll D. Vinson                        57                President and
                                                           Director

Robert D. Long, Jr.                      30                Vice President and
                                                           Chief Accounting
                                                           Officer

William H. Jarrard, Jr.                  51                Vice President

Daniel M. LeBey                          32                Secretary

Kelley M. Buechler                       40                Assistant Secretary



Carroll D. Vinson has been President and Director of the Managing General Partner and President of Metropolitan Asset Enhancement, L.P.("MAE") and subsidiaries since August 1994. He has acted as Chief Operating Officer of IPT, since May 1997. During 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director - President during 1991.

Robert D. Long, Jr. has been Vice President of the Managing General Partner since August 1994. Mr. Long joined MAE, an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

William H. Jarrard, Jr. has been Vice President of the Managing General Partner since December 1992. He has acted as Senior Vice President of IPT since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management of Insignia from July 1994 until January 1996.

Daniel M. LeBey has been Secretary of the Managing General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner since December 1992 and Assistant Secretary of Insignia since 1991.

ITEM 10. EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC II. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, certain fees and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item 12. Certain Relationships and Related Transactions" below.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1997, no person owned of record more than 5% of Limited Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.

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

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and affiliates in 1997 and in 1996:


                                             1997            1996
                                                (in thousands)

Property management fees                    $  70          $  64

Reimbursement for services of
affiliates including approximately
$27,000 of construction services
reimbursements for the year ended
December 31, 1997                             197            225

Included in "Reimbursement for services of affiliates" for the years ended December 31, 1997 and 1996, is approximately $35,000 and $4,000, respectively, in leasing commissions paid to an affiliate of the Managing General Partner.

Included in "Reimbursement for services of affiliates" in 1996 is a $38,000 brokerage commission paid relating to the refinance of the mortgage secured by Poplar Square Shopping Center, which was capitalized as a loan cost.

For the period from January 1, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

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


                                ANGELES INCOME PROPERTIES, LTD. III
                                A California Limited Partnership)
                                (Registrant)


                           By:   Angeles Realty Corporation II


                           By:   /s/ Carroll D. Vinson
                                 Carroll D. Vinson
                                 President


                           Date: March 24, 1998


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/ Carroll D. Vinson            President, Director      Date:  March 24, 1998
Carroll D. Vinson


/s/ Robert D. Long, Jr.          Vice President and       Date:  March 24, 1998
Robert D. Long, Jr.              Chief Accounting
                                 Officer

                      ANGELES INCOME PROPERTIES, LTD. III


                                 EXHIBIT INDEX

Exhibit Number                Description of Exhibit

   3.1 Amended Certificate and Agreement of the Limited Partnership file in Form S-11 dated June 2, 1983, which is incorporated herein by reference.

   10.1          Agreement of Purchase and Sale of Real Property with Exhibits
                 - Lake Forest Apartments file in Form 8-K dated June 28, 1984, which is incorporated herein by reference.

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