Form 10QSB
period 1998-03-31
ANGELES INCOME PROPERTIES LTD III
filed 1998-05-12
CIK 720460

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT of 1934

               For the transition period from.........to.........

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
                       (in thousands, except unit data)

                                March 31, 1998



Assets
  Cash and cash equivalents                                        $  1,198
  Receivables and deposits (net of allowance for                        192
    doubtful accounts of $27)
  Other assets                                                          280
  Restricted escrows                                                    240
  Investment properties:
    Land                                               $   1,527
    Buildings and related personal property               12,971
                                                          14,498
    Less accumulated depreciation                         (9,425)     5,073
                                                                   $  6,983

Liabilities and Partners' Capital
Liabilities
  Accounts payable                                                 $     14
  Tenant security deposit liabilities                                    45
  Accrued property taxes                                                 10
  Other liabilities                                                     290
  Mortgage note payable                                               3,744
Partners' (Deficit) Capital
  General partners                                     $    (347)
  Limited partners (86,778 units issued
     and outstanding)                                      3,227      2,880
                                                                   $  6,983

          See Accompanying Notes to Consolidated Financial Statements


b)
                     ANGELES INCOME PROPERTIES, LTD. III
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                       (in thousands, except unit data)


                                                       Three Months Ended
                                                            March 31,
                                                       1998           1997
Revenues:
  Rental income                                    $     438      $     509
  Other income                                            17             14
   Total revenues                                        455            523

Expenses:
  Operating                                              123            136
  General and administrative                              41             61
  Depreciation                                           170            163
  Interest                                                90             91
  Property taxes                                          39             41
   Total expenses                                        463            492

(Loss) income before equity in loss of
   joint venture                                          (8)            31

Equity in loss of joint venture (Note B)                  --           (235)

   Net loss                                        $      (8)     $    (204)

Net loss allocated to general partners (1%)        $      --      $      (2)
Net loss allocated to limited partners (99%)              (8)          (202)

   Net loss                                        $      (8)     $    (204)

Net loss per limited partnership unit              $    (.09)     $   (2.33)


          See Accompanying Notes to Consolidated Financial Statements


c)
                      ANGELES INCOME PROPERTIES, LTD. III
       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                         (in thousands, except unit data)

                                    Limited
                                  Partnership   General      Limited
                                     Units      Partners     Partners       Total
Original capital contributions       86,920    $      1     $   43,460   $   43,461

Partners' (deficit) capital
   at December 31, 1997              86,778    $   (347)    $    3,235   $    2,888

Net loss for the three months
   ended March 31, 1998                  --          --             (8)          (8)

Partners' (deficit) capital
   at March 31, 1998                 86,778    $   (347)    $    3,227   $    2,880

          See Accompanying Notes to Consolidated Financial Statements

d)
                        ANGELES INCOME PROPERTIES, LTD. III
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                               Three Months Ended
                                                                    March 31,
                                                               1998          1997
Cash flows from operating activities:
  Net loss                                                  $      (8)    $    (204)
  Adjustments to reconcile net loss to net cash
    provided by operating activities
    Equity in loss of joint venture                                --           235
    Depreciation                                                  170           163
    Amortization of loan costs and leasing commissions             10            11
  Change in accounts:
    Receivables and deposits                                       (3)          (24)
    Other assets                                                   29            11
    Accounts payable                                               (9)          (13)
    Tenant security deposit liabilities                            (3)           --
    Property taxes                                                (28)          (30)
    Other liabilities                                             (16)          (42)

         Net cash provided by operating activities                142           107

Cash flows from investing activities:
  Property improvements and replacements                           (8)          (18)
  Net deposits to restricted escrows                               (6)           (5)

         Net cash used in investing activities                    (14)          (23)

Cash flows used in financing activities:
  Payments on mortgage note payable                               (11)          (10)

Net increase in cash and cash equivalents                         117            74

Cash and cash equivalents at beginning of period                1,081         1,371

Cash and cash equivalents at end of period                  $   1,198     $   1,445

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $      86     $      87

            See Accompanying Notes to Consolidated Financial Statements

e)                      ANGELES INCOME PROPERTIES, LTD. III
                     CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II, (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - INVESTMENT IN JOINT VENTURE

The Partnership had a 33.3% investment in Northtown Mall Partners ("Joint Venture"). On May 12, 1997, the Joint Venture sold its only investment property, Northtown Mall, to an affiliate of the lender. The sale resulted in net proceeds of approximately $1,200,000, after payment of closing costs, and the gain on the sale amounted to approximately $16,243,000. As a result of the sale, mortgage debt in the amount of approximately $8,711,000 was forgiven and unamortized loan costs in the amount of approximately $1,327,000 were written off. This resulted in an extraordinary gain on extinguishment of debt of approximately $7,384,000. The economic closing of the sale of Northtown Mall was as of April 1, 1997, at which time the Partnership was released from the mortgage note of approximately $51,326,000. The Joint Venture was liquidated in December 1997.

The condensed profit and loss statement for the three months ended March 31, 1997, for the Joint Venture is as follows:

                                    1997
                               (in thousands)
Revenue                        $   2,696
Costs and expenses                (3,399)
 Net loss                      $    (703)

The Partnership's equity in the loss of the joint venture was approximately $235,000 for the three months ended March 31, 1997.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Managing General Partner is a wholly-owned subsidiary of Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia). The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and affiliates during the three months ended March 31, 1998 and 1997:

                                                 1998          1997
                                                   (in thousands)
Property management fees (included in
  operating expenses)                            $18           $19

Reimbursement for services of affiliates
  (included in general and administrative
  expenses and other assets)                      26            44

Included in "Reimbursement for Services of Affiliates" for the period ended March 31, 1998, is approximately $2,000 in leasing commissions paid to an affiliate of the Managing General Partner.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

For the period January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of one apartment complex and one commercial property. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1998 and 1997:

                                    Average Occupancy
                                    1998          1997

Lake Forest Apartments
 Brandon, Mississippi (1)            89%           93%

Poplar Square Shopping Center
 Medford, Oregon                     93%           94%

1)Average occupancy at Lake Forest Apartments was down as of March 31, 1998, due to new apartment complexes in the Brandon, Mississippi area.

The Partnership realized a net loss of approximately $8,000 for the three months ended March 31, 1998, as compared to a net loss of approximately $204,000 for the three months ended March 31, 1997. The decrease in the net loss is primarily due to the equity in loss of joint venture for the three months ended March 31, 1997. The Joint Venture sold its only investment property, Northtown Mall, during the second quarter of 1997 (see "Note B" of the financial statements included in Item 1). For the three months ended March 31, 1998, versus the three months ended March 31, 1997, loss before equity in loss of joint venture increased due to a decrease in rental income, partially offset by a decrease in total expenses.

Rental income decreased during the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to the decreases in occupancy at both Lake Forest Apartments and at Poplar Square Shopping Center. The decrease in total expenses is a result of decreases in both operating and general and administrative expenses. The decrease in operating expenses is due primarily to a decrease in administrative units expense at Lake Forest Apartments. The complex had ten administrative units during 1997 and are currently renting them to tenants in 1998. General and administrative expense decreased due to a decrease in expense reimbursements due to the sale of Northtown Mall.

On May 12, 1997, the Joint Venture in which the Partnership owned a 33.3% interest sold Northtown Mall, its only investment property, to an affiliate of the lender (see Note B). The economic closing of the sale of Northtown Mall was as of April 1, 1997, at which time the joint venture was released from the mortgage note of approximately $51,326,000. For the three months ended March 31, 1997, the Partnership realized equity in loss of the joint venture of approximately $235,000.

Included in operating expenses for the three months ended March 31, 1997, is approximately $15,000 of major repairs and maintenance, comprised of parking lot seal-coating and repairs.

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

At March 31, 1998, the Partnership had cash and cash equivalents of approximately $1,198,000 compared to approximately $1,445,000 at March 31, 1997. Cash and cash equivalents increased approximately $117,000 and $74,000 for the periods ended March 31, 1998 and 1997, respectively. Net cash provided by operating activities increased as a result of the decrease in net loss, as discussed above. Net cash used in investing activities decreased due to a decrease in property improvements and replacements at Lake Forest Apartments. Net cash used in financing activities resulted from the payments on the mortgage note encumbering the Poplar Square Shopping Center.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $3,744,000, which is secured by the Poplar Square Shopping Center investment property matures in November 2006, at which time the property will either be refinanced or sold. No cash distributions were made during the first quarter of 1998 or 1997. A cash distribution of approximately $250,000 was made during May 1998.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.



                            PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDING


In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.

In May 1998, the Partnership and its Managing General Partner were named as respondents in a Petition in Los Angeles Superior Court. The Petition, brought by a limited partner of the Partnership, seeks performance by the Managing General Partner of certain alleged contractual obligations under the Partnership Agreement and compliance with certain alleged statutory requirements. Service on the Partnership was only recently accomplished, and the Managing General Partner has not yet replied to the Petition.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      a)   Exhibits:

           Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      b)   Reports on Form 8-K:

           No reports on form 8-K were filed during the three months ended March 31, 1998.



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



                                ANGELES INCOME PROPERTIES, LTD. III

                                By:  Angeles Realty Corporation II
                                     Managing General Partner


                                By:  /s/Carroll D. Vinson
                                     Carroll D. Vinson
                                     President/Director


                                By:  /s/Robert D. Long
                                     Robert D. Long
                                     Vice President/CAO

                                Date: May 12, 1998