Form 10QSB
period 1998-06-30
ANGELES INCOME PROPERTIES LTD III
filed 1998-08-11
CIK 720460

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


                  For the quarterly period ended June 30, 1998


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
                        (in thousands, except unit data)

                                 June 30, 1998



Assets
  Cash and cash equivalents                                       $ 1,067
  Receivables and deposits (net of allowance for
    doubtful accounts of $36)                                         246
  Other assets                                                        244
  Restricted escrows                                                  246
  Investment properties:
    Land                                               $ 1,527
    Buildings and related personal property             12,989
                                                        14,516
    Less accumulated depreciation                       (9,595)     4,921
                                                                  $ 6,724

Liabilities and Partners' Capital
Liabilities
  Accounts payable                                                $     6
  Tenant security deposit liabilities                                  48
  Accrued property taxes                                               20
  Other liabilities                                                    55
  Mortgage note payable                                             3,733
Partners' (Deficit) Capital
  General partners                                     $  (347)
  Limited partners (86,778 units issued
     and outstanding)                                    3,209      2,862
                                                                  $ 6,724

          See Accompanying Notes to Consolidated Financial Statements


b)
                      ANGELES INCOME PROPERTIES, LTD. III
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                      Three Months Ended    Six Months Ended
                                           June 30,              June 30,
                                       1998       1997       1998       1997
Revenues:
  Rental income                      $  443     $  382     $  881     $  891
  Other income                           19         17         36         31
    Total revenues                      462        399        917        922

Expenses:
  Operating                             140        226        263        362
  General and administrative             38         30         79         91
  Depreciation                          170        168        340        331
  Interest                               90         91        180        182
  Property taxes                         40         39         79         80
    Total expenses                      478        554        941      1,046

Loss before equity in income
  and extraordinary gain on
  debt extinguishment of
  joint venture                         (16)      (155)       (24)      (124)
Equity in income of
  joint venture (Note B)                 --      4,744         --      4,509
(Loss) income before equity
  in extraordinary gain on
  debt extinguishment of
  joint venture                         (16)     4,589        (24)     4,385
Equity in extraordinary gain
  on debt extinguishment (Note B)        --      2,459         --      2,459

    Net (loss) income                $  (16)    $7,048     $  (24)    $6,844

Net income allocated
  to general partners (1%)           $   --     $   70     $   --     $   68
Net (loss) income allocated
  to limited partners (99%)             (16)     6,978        (24)     6,776

    Net (loss) income                $  (16)    $7,048     $  (24)    $6,844

Net (loss) income per
  limited partnership unit           $ (.18)    $80.41     $ (.28)    $78.08

          See Accompanying Notes to Consolidated Financial Statements


c)
                      ANGELES INCOME PROPERTIES, LTD. III
       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)




                                   Limited
                                 Partnership   General    Limited
                                    Units      Partners   Partners    Total

Original capital contributions      86,920      $   1      $43,460   $43,461

Partners' (deficit) capital
   at December 31, 1997             86,778      $(347)     $ 3,235   $ 2,888

Distributions to partners               --         --           (2)      (2)

Net loss for the six months
   ended June 30, 1998                  --         --          (24)      (24)

Partners' (deficit) capital
   at June 30, 1998                 86,778      $(347)     $ 3,209   $ 2,862

          See Accompanying Notes to Consolidated Financial Statements

d)
                      ANGELES INCOME PROPERTIES, LTD. III
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                              Six Months Ended
                                                                  June 30,
                                                               1998      1997
Cash flows from operating activities:
  Net (loss) income                                           $  (24)  $ 6,844
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities
    Equity in income of joint venture                             --    (4,509)
    Equity in extraordinary gain on debt extinguishment
       of joint venture                                           --    (2,459)
    Depreciation                                                 340       331
    Amortization of loan costs and leasing commissions            19        21
  Change in accounts:
    Receivables and deposits                                     (57)       (5)
    Other assets                                                  56        22
    Accounts payable                                             (17)       41
    Tenant security deposit liabilities                           --        (1)
    Accrued property taxes                                       (18)      (19)
    Other liabilities                                             (6)      (40)

         Net cash provided by operating activities               293       226

Cash flows from investing activities:
  Property improvements and replacements                         (26)     (209)
  Net deposits to restricted escrows                             (12)      (12)

         Net cash used in investing activities                   (38)     (221)

Cash flows from financing activities:
  Payments on mortgage note payable                              (22)      (20)
  Distributions to partners                                     (247)       --

         Net cash used in financing activities                  (269)      (20)

Net decrease in cash and cash equivalents                        (14)      (15)

Cash and cash equivalents at beginning of period               1,081     1,371

Cash and cash equivalents at end of period                    $1,067   $ 1,356

Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $  172   $   174

          See Accompanying Notes to Consolidated Financial Statements

e)
                      ANGELES INCOME PROPERTIES, LTD. III
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. III (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II, (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

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

The condensed profit and loss statements for the three and six months ended June 30, 1997, for the Joint Venture are as follows (in thousands):

                                         Three Months Ended   Six Months Ended
                                            June 30, 1997      June 30, 1997
Revenue                                      $    31            $ 2,727
Costs and expenses                              (122)            (3,521)

Loss before gain on sale of investment
 property and extraordinary gain on
 extinguishment of debt                          (91)              (794)

Gain on sale of investment property           16,248             16,248

Extraordinary gain on extinguishment
 of debt                                       7,384              7,384

 Net income                                  $23,541            $22,838


The Partnership realized equity income from Northtown of approximately $4,744,000 and $4,509,000 for the three and six months ended June 30, 1997, respectively. Equity in extraordinary gain on debt extinguishment of approximately $2,459,000 was realized for both the three and six months ended June 30, 1997.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Managing General Partner is a wholly-owned subsidiary of Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and affiliates during the six months ended June 30, 1998 and 1997:

                                                1998          1997
                                                  (in thousands)
Property management fees (included in
  operating expenses)                          $ 35          $ 35
Reimbursement for services of affiliates
  (included in general and administrative
  expenses and other assets)                     48            62

Included in "Reimbursement for Services of Affiliates" for the period ended June 30, 1998, is approximately $2,000 in leasing commissions paid to an affiliate of the Managing General Partner.

Included in investment properties and operating expense for the period ended June 30, 1997, is approximately $16,000 of construction oversight reimbursements.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


The Partnership's investment properties consist of one apartment complex and one commercial property. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1998 and 1997:

                                     Average Occupancy
                                    1998          1997
Lake Forest Apartments
 Brandon, Mississippi                92%           91%
Poplar Square Shopping Center
 Medford, Oregon                     94%           93%


The Partnership realized a net loss of approximately $16,000 and $24,000, respectively, for the three and six months ended June 30, 1998, as compared to net income of approximately $7,048,000 and $6,844,000, respectively, for the three and six months ended June 30, 1997. The decrease in net income for the three and six months ended June 30, 1998, is due to the equity in income and extraordinary gain on debt extinguishment of the joint venture, as a result of the gains realized on the sale of Northtown in the second quarter of 1997 (see "Note B" of the financial statements included in Item 1). For the six months ended June 30, 1998, versus 1997, loss before equity in income of the joint venture decreased due to a decrease in total expenses. For the three months ended June 30, 1998, versus the same period in 1997, loss before equity in income of the joint venture decreased due to an increase in rental income and a decrease in total expenses.

Rental income increased during the three months ended June 30, 1998, as compared to the three months ended June 30, 1997, due to the combined increase in occupancy and rental rates at both Lake Forest Apartments and Poplar Square Shopping Center during that period. For the six months ended June 30, 1998, versus the six months ended June 30, 1997, rental income decreased due to a decrease in average occupancy at Lake Forest Apartments during the first quarter of 1998, due to new apartment complexes in the Brandon, Mississippi area. The increase in occupancy at this property during the second quarter of 1998 can be attributed to an increase in concessions. The decrease in total expenses for the three and six months ended June 30, 1998, is a result of a decrease in operating expense. The decrease in operating expense is due to a decrease in administrative units expense at Lake Forest Apartments. The complex had ten administrative units during 1997 and are currently renting them to tenants in 1998. Also, during 1997, there was the completion of a painting project and various exterior building improvements undertaken in an effort to improve the appearance of the property. General and administrative expense decreased during the six months ended June 30, 1998, due to a decrease in expense reimbursements due to the sale of Northtown Mall in 1997.

On May 12, 1997, the Joint Venture in which the Partnership owned a 33.3% interest sold Northtown Mall, its only investment property, to an affiliate of the lender (see Note B). The economic closing of the sale of Northtown Mall was as of April 1, 1997, at which time the joint venture was released from the mortgage note of approximately $51,326,000. For the six months ended June 30, 1997, the Partnership realized equity in income of the joint venture of approximately $4,509,000 and equity in extraordinary gain on debt extinguishment of approximately $2,459,000.

Included in operating expenses for the six months ended June 30, 1998, is approximately $3,000 of major repairs and maintenance comprised primarily of office equipment. Included in operating expenses for the six months ended June 30, 1997, is approximately $82,000 of major repairs and maintenance, comprised primarily of parking lot seal-coating and repairs, exterior building repairs, and exterior painting.

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

At June 30, 1998, the Partnership had cash and cash equivalents of approximately $1,067,000 compared to approximately $1,356,000 at June 30, 1997. Cash and cash equivalents decreased approximately $14,000 and $15,000 for the periods ended June 30, 1998 and 1997, respectively. Net cash provided by operating activities increased as a result of a decrease in other assets offset by an increase in receivables and deposits and a decrease in accounts payable. The decrease in other assets and the increase in receivables and deposits is due to the timing of the payment of property taxes. The decrease in accounts payable is due to the timing of the payment of invoices. Net cash used in investing activities decreased due to a decrease in property improvements and replacements at Lake Forest Apartments. Net cash used in financing activities resulted from the payments on the mortgage note encumbering the Poplar Square Shopping Center and the distribution to partners during the six months ended June 30, 1998.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $3,733,000, which is secured by the Poplar Square Shopping Center investment property matures in November 2006, at which time the property will either be refinanced or sold. A cash distribution from operations of approximately $247,000 was made during the six months ended June 30, 1998, with $245,000 of this amount being used to satisfy the liability at December 31, 1997. No cash distributions were made during the six months ended June 30, 1997. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves.

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




                            PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDING


In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner believes this action to be without merit, and intends to vigorously defend it. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action.

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

      b)   Reports on Form 8-K:

           No reports on form 8-K were filed during the six months ended June 30, 1998.



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


                                Date: August 11, 1998