Form 10QSB
period 1998-09-30
ANGELES INCOME PROPERTIES LTD III
filed 1998-11-13
CIK 720460

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


               For the quarterly period ended September 30, 1998


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

                        55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

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
                        (in thousands, except unit data)

                               September 30, 1998



Assets
  Cash and cash equivalents                                $ 1,236
  Receivables and deposits (net of allowance
    for doubtful accounts of $43)                              284
  Other assets                                                 247
  Restricted escrows                                           254
  Investment properties:
    Land                                         $ 1,527
    Buildings and related personal property       13,011
                                                  14,538
    Less accumulated depreciation                 (9,765)    4,773
                                                           $ 6,794

Liabilities and Partners' Capital
Liabilities
  Accounts payable                                         $     9
  Tenant security deposit liabilities                           48
  Accrued property taxes                                        57
  Other liabilities                                             86
  Mortgage note payable                                      3,721
Partners' (Deficit) Capital
  General partners                               $  (347)
  Limited partners (86,778 units issued
     and outstanding)                              3,220     2,873
                                                           $ 6,794

          See Accompanying Notes to Consolidated Financial Statements


b)
                      ANGELES INCOME PROPERTIES, LTD. III
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)

                                    Three Months Ended  Nine Months Ended
                                       September 30,      September 30,
                                      1998      1997      1998      1997
Revenues:
  Rental income                      $  465    $  424    $1,346    $1,315
  Other income                           19        27        55        58
    Total revenues                      484       451     1,401     1,373

Expenses:
  Operating                             132       206       395       568
  General and administrative             44        75       123       166
  Depreciation                          170       169       510       500
  Interest                               90        91       270       273
  Property taxes                         37        25       116       105
    Total expenses                      473       566     1,414     1,612

Income (loss) before equity in
  income and extraordinary gain
  on debt extinguishment of
  joint venture                          11      (115)      (13)     (239)
Equity in income of
  joint venture (Note B)                 --         2        --     4,511
Income (loss) before equity
  in extraordinary gain on
  debt extinguishment of
  joint venture                          11      (113)      (13)    4,272
Equity in extraordinary gain
  on debt extinguishment (Note B)        --        --        --     2,459

    Net income (loss)                $   11    $ (113)   $  (13)   $6,731

Net income (loss) allocated
  to general partners (1%)           $   --    $   (1)   $   --    $   67
Net income (loss) allocated
  to limited partners (99%)              11    $ (112)      (13)    6,664

    Net income (loss)                $   11    $ (113)   $  (13)   $6,731

Net income (loss) per
  limited partnership unit           $  .13    $(1.29)   $ (.15)   $76.79

Operating distributions per
  limited partnership unit           $   --    $   --    $  .02    $   --

          See Accompanying Notes to Consolidated Financial Statements

c)
                      ANGELES INCOME PROPERTIES, LTD. III
       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)



                                  Limited
                                Partnership   General   Limited
                                   Units     Partners  Partners    Total

Original capital contributions   86,920       $     1   $43,460   $43,461

Partners' (deficit) capital
  at December 31, 1997           86,778       $  (347)  $ 3,235   $ 2,888

Distribution to partners             --            --        (2)       (2)

Net loss for the nine months
  ended September 30, 1998           --            --       (13)      (13)

Partners' (deficit) capital
   at September 30, 1998         86,778       $  (347)  $ 3,220   $ 2,873

          See Accompanying Notes to Consolidated Financial Statements


d)
                      ANGELES INCOME PROPERTIES, LTD. III
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                 Nine Months Ended
                                                   September 30,
                                                  1998      1997
Cash flows from operating activities:
  Net (loss) income                             $  (13)   $ 6,731
  Adjustments to reconcile net (loss) income to
    net cash provided by operating activities
    Equity in income of joint venture               --     (4,511)
    Equity in extraordinary gain on debt
       extinguishment of joint venture              --     (2,459)
    Depreciation                                   510        500
    Amortization of loan costs and leasing
        commissions                                 28         30
  Change in accounts:
    Receivables and deposits                       (95)       (48)
    Other assets                                    44         29
    Accounts payable                               (14)       (17)
    Tenant security deposit liabilities             --          1
    Accrued property taxes                          19         21
    Other liabilities                               25        (30)

         Net cash provided by operating
             activities                            504        247

Cash flows from investing activities:
  Property improvements and replacements           (48)      (247)
  Collection on advances from joint venture         --      1,066
  Net deposits to restricted escrows               (20)       (17)

         Net cash (used in) provided by
             investing activities                  (68)       802

Cash flows from financing activities:
  Payments on mortgage note payable                (34)       (31)
  Distribution to partners                        (247)        --

         Net cash used in financing activities    (281)       (31)

Net increase in cash and cash equivalents          155      1,018

Cash and cash equivalents at beginning of
  period                                         1,081      1,371

Cash and cash equivalents at end of period      $1,236    $ 2,389

Supplemental disclosure of cash flow information:
  Cash paid for interest                        $  258    $   261

          See Accompanying Notes to Consolidated Financial Statements

e)
                      ANGELES INCOME PROPERTIES, LTD. III
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. III (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II, (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

PRINCIPLES OF CONSOLIDATION

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

The condensed profit and loss statements for the three and nine months ended September 30, 1997, for the Joint Venture are as follows:

                                    Three Months Ended    Nine Months Ended
                                        September 30,     September 30,
                                            1997              1997
                                                (in thousands)
Revenue                                   $    12           $ 2,738
Costs and expenses                             (6)           (3,529)

Income (loss) before (loss) gain on sale of
 investment property and extraordinary
 gain on extinguishment of debt                 6              (791)

(Loss) gain on sale of investment
 property                                      (5)           16,243

Extraordinary gain on extinguishment
 of debt                                       --             7,384

 Net income                               $     1           $22,836

The Partnership realized equity income from Northtown of approximately $2,000 and $4,511,000 for the three and nine months ended September 30, 1997, respectively. Equity in extraordinary gain on debt extinguishment of approximately $2,459,000 was realized for the nine months ended September 30, 1997.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership's partnership agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the nine months ended September 30, 1998 and 1997:

                                       1998     1997
                                       (in thousands)
Property management fees (included
  in operating expenses)               $ 54     $ 52

Reimbursement for services of
  affiliates (included in general and
  administrative expenses and
  other assets)                          71      151

Included in "Reimbursement for Services of Affiliates" for the periods ended September 30, 1998 and 1997, is approximately $4,000 and $24,000, respectively, in leasing commissions paid to an affiliate of the Managing General Partner. In addition, during the nine months ended September 30, 1997, the Partnership paid approximately $27,000 in construction oversight reimbursements.

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

On August 12, 1998, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 30,000 of the outstanding units of limited partnership interest in the Partnership at $75 per Unit, net to the seller in cash. The expiration date for the tender offer has been extended to November 16, 1998.

NOTE D - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of one apartment complex and one commercial property. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1998 and 1997:

                             Average Occupancy
                              1998        1997

Lake Forest Apartments
 Brandon, Mississippi          93%         92%

Poplar Square Shopping Center
 Medford, Oregon               95%         93%

The Partnership realized net income of approximately $11,000 and a net loss of approximately $13,000 for the three and nine months ended September 30, 1998, respectively, as compared to a net loss of approximately $113,000 and net income of approximately $6,731,000 for the three and nine months ended September 30, 1997, respectively. The decrease in net income for the nine months ended September 30, 1998, is due to the equity in income and extraordinary gain on debt extinguishment of the joint venture, resulting from the gains realized on the sale of Northtown Mall in the second quarter of 1997 (see "Note B" of the financial statements included in Item 1). The Partnership's income (loss) before equity in income and extraordinary gain on debt extinguishment of the joint venture, however, was $11,000 and ($13,000) for the three and nine months ended September 30, 1998 as compared to losses of ($115,000) and ($239,000) for the comparable periods in 1997. These improvements in operations were primarily the result of increases in rental income and decreases in operating and general and administrative expenses, which more than offset an increase in property taxes.

Rental income increased during the three and nine months ended September 30, 1998, as compared to the three and nine months ended September 30, 1997, due to the combined increase in occupancy and rental rates at the Partnership's remaining properties. The decrease in total expenses for the three and nine months ended September 30, 1998, is the result of a decrease in operating expense partially due to the conversion of ten administrative units into tenant apartments at Lake Forest Apartments. The complex had ten administrative units during 1997 and is currently renting them to tenants in 1998. Also during 1997 there was a painting project which was completed and various exterior building improvements were undertaken in an effort to improve the curb appeal at the property. General and administrative expense decreased during the nine months ended September 30, 1998, due to a decrease in expense reimbursements paid to an affiliate of the Managing General Partner as a result of the sale of Northtown Mall in 1997.

On May 12, 1997, the Joint Venture in which the Partnership owned a 33.3% interest sold Northtown Mall, its only investment property, to an affiliate of the lender (see Note B). The economic closing of the sale of Northtown Mall was as of April 1, 1997, at which time the joint venture was released from the mortgage note of approximately $51,326,000. For the nine months ended September 30, 1997, the Partnership realized equity in income of the joint venture of approximately $4,511,000 and equity in extraordinary gain on debt extinguishment of approximately $2,459,000.

Included in operating expenses for the nine months ended September 30, 1998 is approximately $3,000 of major repairs and maintenance comprised primarily of office equipment. Included in operating expenses for the nine months ended September 30, 1997 is approximately $165,000 of major repairs and maintenance, comprised primarily of parking lot seal-coating and repairs, exterior building repairs, and exterior painting.

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

At September 30, 1998, the Partnership had cash and cash equivalents of approximately $1,236,000 compared to approximately $2,389,000 at September 30, 1997. Cash and cash equivalents increased approximately $155,000 and approximately $1,018,000 for the periods ended September 30, 1998 and 1997, respectively. Net cash provided by operating activities increased as a result of a decrease in other assets and other liabilities offset by an increase in receivables and deposits. The decrease in other assets and the increase in receivables and deposits is due to the timing of the payment of property taxes. Net cash provided by investing activities for the nine months ended September 30, 1998 decreased as a result of the collection on advances from the joint venture in the same period in the prior year. Net cash used in financing activities decreased as a result of a distribution paid to partners during the nine months ended September 30, 1998.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Managing General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term. The mortgage indebtedness of approximately $3,721,000, which is secured by the Poplar Square Shopping Center investment property matures in November 2006. The Managing General Partner will attempt to refinance such indebtedness or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure. A cash distribution from operations of approximately $247,000 was made during the nine months ended September 30, 1998, with $245,000 of this amount being used to satisfy the liability at December 31, 1997. No cash distributions were made during the nine months ended September 30, 1997. Future cash distributions will depend on the levels of net cash from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit distributions to its partners in 1998 or subsequent periods.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control
of the Managing General Partner.   In addition, AIMCO also acquired
approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the Managing General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Managing General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

Risk Associated with the Year 2000

The Managing General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could
affect the Partnership's operations.   To date, the Managing General Partner  is
not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDING

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which are schedule to be heard on January 8, 1999. The Managing General Partner believes this action to be without merit, and intends to vigorously defend it.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnership (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the Subject Partnerships, the Partnership and the Managing General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Managing General Partner filed an answer to the complaint on September 15, 1998. The Managing General Partner believes the claims to be without merit and intends to defend the action vigorously.

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

       b) Reports on Form 8-K:

          No reports on form 8-K were filed during the nine months ended September 30, 1998.



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


                               ANGELES INCOME PROPERTIES, LTD. III

                               By: Angeles Realty Corporation II
                                   Managing General Partner

                               By: /s/Patrick Foye
                                   Patrick Foye
                                   Executive Vice President

                               By: /s/Timothy R. Garrick
                                   Timothy R. Garrick
                                   Vice President - Accounting
                                   (Duly Authorized Officer)

                               Date:  November 13, 1998