Form 10KSB
period 1998-12-31
ANGELES INCOME PROPERTIES LTD III
filed 1999-03-26
CIK 720460

FORM 10-KSB-ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB

(Mark One)
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year. $1,899,000.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. No market exists for the limited partnership interests of the Registrant, and therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None
                                     PART I




ITEM 1. DESCRIPTION OF BUSINESS

Angeles Income Properties, Ltd. III (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act on May 26, 1983, as amended (hereinafter referred to as "the Agreement"). The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO") and a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 26, 1999, IPT was merged into AIMCO. Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. The Elliott Accommodation Trust and the Elliott Family Partnership, Ltd., California limited partnerships, were the Non-Managing General Partners. Effective December 31, 1997 the Elliott Family Partnership, Ltd., acquired the Elliott Accommodation Trust's general partner interest in the Registrant. The Managing General Partner and the Non-Managing General Partner are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2038, unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real properties for investment. In 1984 and 1985, during its acquisition phase, the Registrant acquired one existing apartment property, a mobile home park, a shopping center and invested in three joint ventures which, in turn, owned two shopping centers and one industrial/distribution complex. The Registrant continues to own and operate the apartment property and shopping center (See "Item 2, Description of Properties").

Commencing March 7, 1984, the Registrant offered, pursuant to a Registration Statement filed with the Securities and Exchange Commission, up to 160,000 units of Limited Partnership Interest (the "Units"), at a purchase price of $500 per Unit with a minimum purchase of 10 Units ($5,000), or 4 Units ($2,000) for an Individual Retirement Account.

The offering terminated March 6, 1985. Upon termination of the offering, the Registrant sold 86,920 units aggregating $43,460,000. The General Partners contributed capital in the amount of $1,000 for a 1% interest in the Partnership. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

The Registrant has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. Property management services are performed at the Partnership's properties by an affiliate of the Managing General Partner. However, since October 1, 1998, such property management services at the Registrant's commercial property has been provided by an unrelated party (see "Transfer of Control" below).

The business in which the Partnership is engaged is highly competitive. There are other residential and commercial properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area, could have a material effect on the rental market for apartments and commercial space at the Registrant's properties and the rents that may be charged for such space. While the Managing General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for the apartments is local. In addition, various limited partnerships have been formed by the General Partners and/or their affiliates to engage in business which may be competitive with the Registrant.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential (and commercial) properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.   DESCRIPTION OF PROPERTIES

The following table sets forth the Registrant's investments in properties:


Property               Purchase    Type of Ownership           Use

Poplar Square Shopping 05/15/85 Fee ownership - subject Commercial
 Center                         to a first mortgage (1) 118,474 sq.ft.
 Medford, Oregon

Lake Forest Apartments 06/27/84 Fee ownership           Residential Rental
 Brandon, Mississippi                                   136 units

(1) Property is held by a Limited Partnership in which the Registrant owns a 99.99% interest.

The Partnership had a 33.3% investment in Northtown Mall Partners ("Northtown"). On May 12, 1997, Northtown sold its only investment property, Northtown Mall, to an affiliate of the lender (See "Note G" of the financial statements included in "Item 7").

SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                Carrying   Accumulated                        Federal

Property          Value   Depreciation    Rate    Method     Tax Basis

                    (in thousands)                        (in thousands)


Poplar Square

Shopping Center  $  9,770    $  7,082    5-20 yrs   S/L         $4,418


Lake Forest

 Apartments         4,796       2,858    5-40 yrs   S/L          1,804


Total            $ 14,566    $  9,940                           $6,222


See "Note A" of the financial statements included in "Item 7." for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                   Principal                                    Principal

                   Balance At                                    Balance

                  December 31,   Interest  Period   Maturity     Due At

Property              1998         Rate   Amortized   Date    Maturity (1)

                 (in thousands)                              (in thousands)


Poplar Square

Shopping Center

 First mortgage   $  3,710         9.2%    25 yrs.  11/01/06    $  3,167


(1) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay these loans and other specific loan information.

RENTAL RATES AND OCCUPANCY:

Average annual rental rates and occupancy for 1998 and 1997 for each property:


                                   Average Annual        Average Annual

                                    Rental Rates           Occupancy

Property                          1998        1997       1998     1997


Poplar Square Shopping Center  $7.04/sq.ft $6.76/sq.ft   95%      93%


Lake Forest Apartments         $6,642/unit $6,399/unit   94%      93%


As noted under "Item 1. Description of Business", the real estate industry is highly competitive. Both of the properties of the Partnership are subject to competition from other residential apartment complexes and commercial buildings in the area. The Managing General Partner believes that its properties are adequately insured. The apartment complex leases its units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. Both of the properties are in good physical condition subject to normal depreciation and deterioration as is typical for assets of this type and age. See "Capital Improvements" below for information relating to budgeted capital improvements at these properties.

Poplar Square's leases have original terms varying from 3-10 years and expire on various dates through 2003. The following is a schedule of the lease expirations for the years 1999-2003:



  Poplar Square      Number of                               % of Gross

 Shopping Center    Expirations   Square Feet  Annual Rent  Annual Rent

       1999              5          16,805      $139,826      16.49%

       2000              5          35,545       227,380      26.81%

       2001              2          29,475       219,083      25.83%

       2002              5          28,769       211,679      24.96%

       2003              2           3,910        50,184       5.92%


The following schedule reflects information on tenants occupying 10% or more of the leasable square footage of Poplar Square Shopping Center:


                       Square Footage     Annual Rent

Nature of Business         Leased       Per Square Foot   Lease Expiration

Clothes Retailer           22,395        $  7.10             01/31/01


Fabric Retailer            19,980           5.40             01/31/00


Fitness Gym                14,892           6.08             02/28/02


Craft Retailer             12,015           6.99             12/31/00


See "Item 7, Financial Statements - Note H" for information with respect to the operating leases.

REAL ESTATE TAXES AND RATES:

Real estate taxes and effective rates in 1998 for each property were:


                                         1998           1998

                                        Billing         Rate

                                    (in thousands)


Poplar Square Shopping Center (1)        $107            1.44%


Lake Forest Apartments                     36            1.54%


(1) The fiscal property tax year for this property, which ends in June, is different than the Partnership's fiscal year, therefore, the Registrant's actual tax expense for its fiscal year ended December 31, 1998 is partially based on 1997 calendar year tax rates which were slightly different from 1998 rates.

CAPITAL IMPROVEMENTS:

Poplar Square Shopping Center

In 1998, the Partnership spent $21,000 on capital improvements at Poplar Square Shopping Center, primarily consisting of tenant improvements and a small roof replacement project. These improvements were funded from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $479,000 of capital improvements over the near-term. The Partnership has budgeted capital improvements of approximately $11,000 for 1999 at this property which consists of, but is not limited to, tenant improvements and exterior lighting upgrades.

Lake Forest Apartments

Also, the Partnership spent $55,000 on capital improvements at Lake Forest Apartments, primarily consisting of carpet and flooring replacement, purchases of washers and dryers and repairs to the HVAC condensing units. These improvements were funded from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $147,000 of capital improvements over the near-term. The Partnership has budgeted capital improvements of approximately $149,000 for 1999 at this property which consists of, but is not limited to, carpet improvements and roof replacements.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1998, the security holders of the Registrant did not vote on any matter.





                                    PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 86,920 Limited Partnership Units during its offering period through March 7, 1984, and currently has 86,738 Limited Partnership Units outstanding and 2,881 Limited Partners of record. Affiliates of the Managing General Partner owned 15,931 units or 18.367% of the outstanding partnership units at December 31, 1998. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. During 1998, the number of Limited Partnership Units decreased by 40 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.

A cash distribution for approximately $247,000 was paid during the year ended December 31, 1998, of which $2,000 $(0.02 per limited partnership unit) was paid from operations for the year ended December 31, 1998 and $245,000 was paid in relation to a distribution payable as of December 31, 1997. During the year ended December 31, 1997, the Partnership declared distributions totaling $1,600,000 ($18.25 per limited partnership unit) from the sale of Northtown Mall, of which approximately $1,355,000 was paid in the year ended December 31, 1997 and the remaining $245,000 was paid in the year ended December 31, 1998. Future cash distributions will depend on the levels of net cash from operations, refinancings, property sales, and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit distributions to its partners in 1999 or subsequent periods.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Registrant's net loss for the year ended December 31, 1998 was approximately $16,000 as compared to net income of approximately $6,738,000 for the year ended December 31, 1997 (See "Note D" of the financial statements for a reconciliation of these amounts to the Registrant's federal taxable income). The decrease in net income was due to the fact that during the year ended December 31, 1998 as opposed to 1997, the Partnership did not have equity in income nor extraordinary gain on debt extinguishment of the joint venture, resulting from the gains realized on the sale of Northtown Mall in the second quarter of 1997 (see "Note G" of the financial statements included in "Item 7"). The Registrant realized a net loss of $238,000 for the year ended December 31, 1997 before accounting for its equity in the income and extraordinary gain on debt extinguishment of the joint venture. Income (loss) before equity in income and extraordinary gain on debt extinguishment of joint venture increased for the year ended December 31, 1998 primarily as a result of an increase in total revenue as well as a decrease in total expenses.

Revenues increased due to an increase in rental income, which was partially offset by a decrease in other income. The increase in rental income is primarily attributable to a combined increase in occupancy and average rental rates at the investment properties. Other income decreased primarily as a result of a decrease in interest income due to lower cash balances.

Total expenses decreased primarily due to reductions in operating and general and administrative expenses. Operating expense decreased partially due to the conversion of ten administrative units into tenant income producing apartments at Lake Forest Apartments. The complex had ten administrative units for which no revenue was received during 1997 and is currently renting them to tenants in 1998. Also, during 1997 the Partnership completed a painting project as well as various exterior building improvements in an effort to improve the curb appeal at the property. General and administrative expense decreased during the year ended December 31, 1998, due to a decrease in expense reimbursements paid to an affiliate of the Managing General Partner as a result of the sale of Northtown Mall in 1997. Included in general and administrative expenses at both December 31, 1998 and 1997 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

On May 12, 1997, the Joint Venture in which the Partnership owned a 33.3% interest sold Northtown Mall, its only investment property, to an affiliate of the lender. The economic closing of the sale of Northtown Mall was as of April 1, 1997, at which time the joint venture was released from the mortgage note of approximately $51,326,000. For the year ended December 31, 1997, the Partnership realized equity in income of the joint venture of approximately $4,517,000 and equity in extraordinary gain on debt extinguishment of approximately $2,459,000.

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

Capital Resources and Liquidity

At December 31, 1998, the Registrant had cash and cash equivalents of approximately $1,347,000 compared to approximately $1,081,000 at December 31, 1997. The increase in cash and cash equivalents is due to $660,000 of cash provided by operating activities, which was partially offset by $102,000 of cash used in investing activities and $292,000 of cash used in financing activities. Cash used in investing activities consisted of capital improvements and net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering Poplar Square Shopping Center and distributions paid to the Registrant's partners. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with federal, state and local legal and regulatory requirements. The Partnership has budgeted approximately $160,000 in capital improvements for all of the Partnership's properties in 1999. The capital expenditures will be incurred only if cash is available from operations or from partnership reserves. Capital improvements planned for Poplar Square consist of, but is not limited to, tenant improvements and exterior lighting upgrades. Capital improvements planned for Lake Forest Apartments consist of, but is not limited to, carpet improvements and roof replacements. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $3,710,000 encumbering Poplar Square Shopping Center is being amortized over 25 years with a balloon payment of $3,167,000 due November 2006. The Managing General Partner may attempt to refinance such indebtedness or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

A cash distribution for approximately $247,000 was paid during the year ended December 31, 1998, of which $2,000 ($0.02 per limited partnership unit) was paid from operations for the year ended December 31, 1998 and $245,000 was paid in relation to a distribution payable as of December 31, 1997. During the year ended December 31, 1997, the General Partner declared distributions totaling $1,600,000 ($18.25 per limited partnership unit) from the sale of Northtown Mall of which approximately $1,355,000 was paid in the year ended December 31, 1997 and the remaining $245,000 was paid in the year ended December 31, 1998. Future cash distributions will depend on the levels of net cash from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit distributions to its partners in 1999 or subsequent periods.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.




ITEM 7.   FINANCIAL STATEMENTS


ANGELES INCOME PROPERTIES, LTD. III


LIST OF FINANCIAL STATEMENTS


  Report of Ernst & Young, LLP, Independent Auditors

  Consolidated Balance Sheet - December 31, 1998

  Consolidated Statements of Operations - Years ended December 31, 1998 and 1997

  Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 1998 and 1997

  Consolidated Statements of Cash Flows - Years ended December 31, 1998 and 1997

  Notes to Consolidated Financial Statements






               Report of Ernst & Young LLP, Independent Auditors




The Partners
Angeles Income Properties, Ltd. III


We have audited the accompanying consolidated balance sheet of Angeles Income Properties, Ltd. III as of December 31, 1998, and the related consolidated statements of operations, changes in partners' (deficit) capital and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Income Properties, Ltd. III at December 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                     /S/ ERNST & YOUNG LLP



Greenville, South Carolina
March 3, 1999




                      ANGELES INCOME PROPERTIES, LTD. III
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1998


Assets

  Cash and cash equivalents                                          $   1,347

  Receivables and deposits (net of allowance for

    doubtful accounts of $6)                                               240

  Other assets                                                             282

  Restricted escrows                                                       260

  Investment properties (Notes C and F):

     Land                                                $   1,527

     Buildings and related personal

       property                                             13,039

                                                            14,566

     Less accumulated depreciation                          (9,940)      4,626


                                                                     $   6,755


Liabilities and Partners' Capital

Liabilities

  Accounts payable                                                   $      21

  Tenant security deposit liabilities                                       48

  Other liabilities                                                        106

  Mortgage note payable (Notes C and F)                                  3,710

Partners' (Deficit) Capital

  General partners                                       $    (347)

  Limited partners (86,738 units issued

     and outstanding)                                         3,217      2,870


                                                                     $   6,755


          See Accompanying Notes to Consolidated Financial Statements






                      ANGELES INCOME PROPERTIES, LTD. III
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                       Years Ended December 31,

                                                          1998        1997
Revenues:

   Rental income                                         $  1,830    $  1,777

   Other income                                                69          86

       Total revenues                                       1,899       1,863


Expenses:

   Operating                                                  522         712

   General and administrative                                 198         213

   Depreciation                                               685         671

   Interest                                                   359         363

   Property taxes                                             151         142

       Total expenses                                       1,915       2,101




Loss before equity in income and extraordinary gain

 on debt extinguishment of joint venture                      (16)       (238)


Equity in income of joint venture (Note G)                     --       4,517


(Loss) income before equity in extraordinary gain on

 debt extinguishment of joint venture                         (16)      4,279


Equity in extraordinary gain on debt

 extinguishment (Note G)                                       --       2,459


       Net (loss) income                                 $    (16)   $  6,738


Net (loss) income allocated to general partners (1%)     $     --    $     67

Net (loss) income allocated to limited partners (99%)         (16)      6,671


       Net (loss) income                                 $    (16)   $  6,738


Net (loss) income per limited partnership unit           $   (.18)   $  76.87

Distributions per limited partnership unit               $    .02    $  18.25


          See Accompanying Notes to Consolidated Financial Statements




                      ANGELES INCOME PROPERTIES, LTD. III
       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)



                                  Limited

                                Partnership  General    Limited

                                   Units     Partners   Partners     Total


Original capital contributions    86,920    $       1  $  43,460  $   43,461


Partners' deficit at

   December 31, 1996              86,778         (398)    (1,852)     (2,250)


Net income for the year ended

   December 31, 1997                  --           67      6,671       6,738


Distributions to partners             --          (16)    (1,584)     (1,600)


Partners' (deficit) capital at

   December 31, 1997              86,778         (347)     3,235       2,888


Net loss for the year ended

  December 31, 1998                   --           --        (16)        (16)


Distributions to partners             --           --         (2)         (2)


Abandonment of partnership

  units (Note I)                     (40)          --         --          --


Partners' (deficit) capital at

   December 31, 1998              86,738    $    (347) $   3,217  $    2,870


          See Accompanying Notes to Consolidated Financial Statements




                      ANGELES INCOME PROPERTIES, LTD. III
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                      Years Ended December 31,

                                                           1998       1997

Cash flows from operating activities:

 Net (loss) income                                      $    (16)  $  6,738

 Adjustments to reconcile net income

  to net cash provided by operating activities

  Equity in income of joint venture                           --     (4,517)

  Equity in extraordinary gain on debt extinguishment

  of joint venture                                            --     (2,459)

  Depreciation                                               685        671

  Amortization of loan costs and leasing commissions          37         40

Change in accounts:

  Receivables and deposits                                   (51)        19

  Other assets                                                --        (56)

  Accounts payable                                            (2)        (4)

  Accrued property taxes                                     (38)        (3)

  Other liabilities                                           45        (34)


    Net cash provided by operating activities                660        395


Cash flows from investing activities:

  Property improvements and replacements                     (76)      (328)

  Collection on advances from joint venture                   --      1,067

  Net deposits to restricted escrows                         (26)       (27)


    Net cash (used in) provided by investing activities     (102)       712


Cash flows from financing activities:

  Payments on mortgage note payable                          (45)       (42)

  Distribution to partners                                  (247)    (1,355)


    Net cash used in financing activities                   (292)    (1,397)


Net increase (decrease) in cash and cash equivalents         266       (290)


Cash and cash equivalents at beginning of year             1,081      1,371


Cash and cash equivalents at end of year                $  1,347   $  1,081


Supplemental disclosure of cash flow information:

  Cash paid for interest                                $    344   $    348


          See Accompanying Notes to Consolidated Financial Statements




                      ANGELES INCOME PROPERTIES, LTD. III
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Angeles Income Properties, Ltd. III (the "Partnership" or "Registrant") is a California limited partnership organized in May 1983 to acquire and operate residential and commercial real estate properties. The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO") and a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 26, 1999, IPT was merged into AIMCO. See "Note B - Transfer of Control". Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. The Elliott Accommodation Trust and the Elliott Family Partnership, Ltd., California limited partnerships, were the Non-Managing General Partners. Effective December 31, 1997 the Elliott Family Partnership, Ltd., acquired the Elliott Accommodation Trust's general partner interest in the Registrant. The Managing General Partner and the Non-Managing General Partner are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2038, unless terminated prior to such date. As of December 31, 1998, the Partnership operates one residential and one commercial property located in or near major urban areas in the United States.

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

Allocations and Distributions to Partners: In accordance with the Agreement, any gain from the sale or other disposition of Partnership assets will be allocated first to the Managing General Partner to the extent of the amount of any Incentive Interest (as defined below) to which the Managing General Partner is entitled. Any gain remaining after said allocation will be allocated to the General Partners and Limited Partners in proportion to their interests in the Partnership; provided that the gain shall first be allocated to Partners with negative account balances, in proportion to such balances, in an amount equal to the sum of such negative capital account balances. The Partnership will allocate other profits and losses 0.5% to the Managing General Partner, 0.5% to the Non-Managing General Partners, and 99% to the Limited Partners.

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

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying value.

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks, money market accounts, and certificates of deposit with original maturities of less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Depreciation: Depreciation is computed utilizing the straight-line method over the estimated lives of the investment properties and related personal property. For Federal income tax purposes, depreciation is computed by using the straight-line method over an estimated life of 5 to 20 years for personal property and 15 to 40 years for real property.

Investment Properties: Investment properties consist of one apartment complex and a shopping complex both of which are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were necessary for the years ended December 31, 1998 or 1997.

Loan Costs: Loan costs of approximately $157,000 are included in other assets in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the loan. At December 31, 1998, accumulated amortization is approximately $35,000.

Lease Commissions: Lease commissions are included in other assets and are being amortized using the straight-line method over the term of the respective leases.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. Commercial building lease terms are generally for terms of 3 to 10 years. Several tenants have percentage rent clauses which provide for additional rent upon the tenant achieving certain objectives. Percentage rent recognized was approximately $1,000 and $3,000 in 1998 and 1997, respectively.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers (see "Note J" for detailed disclosure of the Partnership's segments).

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $28,000 and $16,000 for the years ended December 31, 1998 and 1997, respectively.

Reclassifications: Certain reclassifications have been made to the 1997 balances to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - MORTGAGE NOTE PAYABLE

The principal terms of the mortgage note payable are as follows:


                      Monthly                         Principal   Principal

                      Payment     Stated               Balance    Balance At

                     Including   Interest  Maturity    Due At    December 31,

Property             Interest      Rate      Date     Maturity       1998

                  (in thousands)                          (in thousands)


Poplar Square

 Shopping Center

 First mortgage        $ 32         9.2%   11/01/06  $  3,167     $   3,710


Scheduled principal payments of the mortgage note payable subsequent to December 31, 1998, are as follows (in thousands):

            1999                $     50
            2000                      54
            2001                      60
            2002                      65
            2003                      72
         Thereafter                3,409
                                $  3,710


The mortgage note payable is non-recourse and is secured by pledge of the Partnership's investment property and by pledge of revenues from the investment property. The note could not be repaid prior to November 1, 2006, therefore, prepayment penalties are required if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

NOTE D - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except for unit data):


                                        1998         1997


Net income as reported               $    (16)    $  6,738

Add (deduct):

 Depreciation differences                  46           36

 Joint venture differences                 --       (1,243)

 Other                                     36           28


Federal taxable income               $     66     $  5,559


Federal taxable income

 per limited partnership unit        $    .75     $  60.86


The following is a reconciliation between the Partnership's reported amount and Federal tax basis of net assets and liabilities (in thousands):


Net assets as reported                       $ 2,870

Land and buildings                             1,912

Accumulated depreciation                        (316)

Syndication and distribution costs             5,807

Other                                            602


Net assets - Federal tax basis               $10,875


NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides (i) for certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 1998 and 1997:


                                                         1998         1997

                                                           (in thousands)


Property management fees (included in                   $  65        $  70

 operating expenses)


Partnership management fee (included in

 general and administrative expense) *                     27           --


Reimbursement for services of affiliates (included

 in general and administrative expenses, investment

 properties, and other assets)                             92          197


* The Partnership Agreement provides for a fee equal to 10% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services.

Included in "Reimbursement for Services of Affiliates" for the years ended December 31, 1998 and 1997, is approximately $4,000 and $35,000, respectively, in leasing commissions paid to an affiliate of the Managing General Partner. In addition, during the year ended December 31, 1997, the Partnership paid approximately $27,000 in construction oversight reimbursements.

During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 5% of the gross receipts from all of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates $43,000 and $41,000 for the years ended December 31, 1998 and 1997, respectively.

For the nine months ended September 30, 1998 and the year ended December 31, 1997, affiliates of the Managing General Partner were entitled to receive varying percentages of gross receipts from all of the Registrant's commercial properties for providing property management services. The Registrant paid to such affiliates $22,000 and $29,000 for the nine months ended September 30, 1998 and for the year ended December 31, 1997, respectively. Effective October 1, 1998 (the effective date of the Insignia Merger), these services for the commercial properties were performed by a unrelated party.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $92,000 and $197,000 for the years ended December 31, 1998 and 1997, respectively.

On August 12, 1998, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 30,000 of the outstanding units of limited partnership interest in the Partnership at $75 per Unit, net to the seller in cash. The Purchaser acquired 11,470 units related to this tender offer. As a result of this purchase, AIMCO currently owns, through its affiliates, a total of 15,931 limited partnership units or 18.367% of the outstanding partnership units as of December 31, 1998. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

For the period January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

NOTE F - REAL ESTATE AND ACCUMULATED DEPRECIATION


                                            Initial Cost

Investment Properties                      To Partnership


                                                                     Cost

                                                  Buildings      Capitalized

                                                 and Related      (Removed)

                                                  Personal      Subsequent to

Description           Encumbrance     Land        Property       Acquisition

                                               (in thousands)

Poplar Square

Shopping Center       $  3,710     $    957     $  10,302       $  (1,489)


Lake Forest Apts.           --          657         3,160             979


   Totals             $  3,710     $  1,614     $  13,462       $    (510)






                        Gross Amount At Which Carried

                            At December 31, 1998


                           Buildings

                          And Related

                            Personal                   Accumulated    Date    Depreciable

Description       Land      Property        Total      Depreciation Acquired  Life-Years

                                       (in thousands)


Poplar Square

Shopping Center $    870   $   8,900    $   9,770        $   7,082   05/15/85    5-20


Lake Forest

Apartments           657       4,139        4,796            2,858   06/27/84    5-40


  Totals        $  1,527   $  13,039    $  14,566        $   9,940



The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 3 to 10 years.




Reconciliation of "Real Estate and Accumulated Depreciation":


                                           Years Ended December 31,

                                            1998             1997

                                                (in thousands)


Investment Properties


Balance at beginning of year             $ 14,490        $  14,162

 Property improvements and

  replacements                                 76              328


Balance at end of year                   $ 14,566        $  14,490


Accumulated Depreciation


Balance at beginning of year             $   9,255       $   8,584

 Additions charged to expense                  685             671


Balance at end of year                   $   9,940       $   9,255


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997, is $16,478,000 and $16,402,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997, is $10,256,000 and $9,617,000.

NOTE G - INVESTMENT IN JOINT VENTURE

The Partnership had a 33.3% investment in Northtown Mall Partners ("Joint Venture"). On May 12, 1997, the Joint Venture sold its only investment property, Northtown Mall, to an affiliate of the lender. The sale resulted in net proceeds of approximately $1,200,000, after payment of closing costs, and the gain on the sale amounted to approximately $16,243,000. The Partnership's pro-rata share of this gain is included in "Equity in income of joint venture" in the accompanying statement of operations. As a result of the sale, mortgage debt in the amount of approximately $8,711,000 was forgiven and unamortized loan costs in the amount of approximately $1,327,000 were written off. This resulted in an extraordinary gain on extinguishment of debt of approximately $7,384,000. The Partnership's pro-rata share of this gain is included in "Equity in extraordinary gain on debt extinguishment" in the accompanying statement of operations. The economic closing of the sale of Northtown Mall is as of April 1, 1997, at which time the Partnership was released from the mortgage note of approximately $51,326,000. Northtown was liquidated in December 1997.


The condensed profit and loss statement for the year ended December 31, 1997 for the Joint Venture is as follows:



                                               Year Ended
                                              December 31,
                                                  1997
                                             (in thousands)

Revenues                                      $  2,738
Costs and expenses                              (3,529)

Loss before gain on sale of investment
 property and extraordinary gain on
 extinguishment of debt                           (791)

Gain on sale of investment property             16,243
Extraordinary gain on extinguishment
 of debt                                         7,384

   Net income                                $  22,836

The Partnership realized equity income from Northtown of approximately $4,517,000 and equity in extraordinary gain on debt extinguishment of approximately $2,459,000 for the year ended December 31, 1997.

NOTE H - OPERATING LEASES

Tenants of the commercial property are responsible for their own utilities and maintenance of their space, and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes. Tenants may be required to pay a security deposit. Bad debt expense has been within the Managing General Partner's expectations.

As of December 31, 1998, the Partnership had minimum future rentals under noncancellable leases with tenants with initial or remaining terms in excess of one year as follows (in thousands):


                  1999                      $    807

                  2000                           602

                  2001                           343

                  2002                           150

                  2003                            13

                                            $  1,915


NOTE I - ABANDONMENT OF LIMITED PARTNERSHIP UNITS

In 1998, the number of Limited Partnership Units decreased by 40 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Units, a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the limited partner is still allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying Statements of Operations is calculated based on the number of units outstanding at the beginning of the year.

NOTE J - SEGMENT REPORTING

As defined by SFAS No. 131," Disclosures about Segments of an Enterprise and Related Information", the Partnership has two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of one apartment complex located in Brandon, Mississippi. The Partnership rents apartment units to people for terms that are typically less than twelve months. The commercial property segment consists of a retail shopping center located in Medford, Oregon. This property leases space to clothing, fabric and crafts retailers, a fitness center and various other specialty retail outlets.

The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to reportable segments.

            1998              RESIDENTIAL   COMMERCIAL    OTHER      TOTALS

Rental income                 $   812      $   1,018    $     --   $  1,830
Other income                       27              2          40         69
Interest expense                   --            359          --        359
Depreciation                      261            424          --        685
General and administrative
 expense                           --             --         171        171
Segment profit (loss)             199            (57)       (158)       (16)
Total assets                    2,057          3,582       1,116      6,755
Capital expenditures for
 investment properties             55             21          --         76

            1997             RESIDENTIAL   COMMERCIAL    OTHER      TOTALS

Rental income                $    775     $  1,002      $    --   $ 1,777
Other income                       20            4           62        86
Interest expense                   --          363           --       363
Depreciation                      246          425           --       671
General and administrative
 expense                           --           --          213       213
Gain on extraordinary item         --           --        2,459     2,459
Equity in income of JV             --           --        4,517     4,517
Segment profit (loss)              (3)         (84)       6,825     6,738
Total assets                    2,223        3,836          999     7,058
Capital expenditures for
 investment properties            276           52           --       328

NOTE K _ LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.




                                    PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Angeles Income Properties, Ltd. III (the "Partnership" or "Registrant") has no officers or directors. The Managing General Partner is Angeles Realty Corporation II ("ARC II" or "Managing General Partner"), which was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"). Thus, the Managing General Partner is now a wholly-owned subsidiary of AIMCO.

The names of the director and executive officers of ARC II, their ages and the nature of all positions with ARC II presently held are as follows:

Name                  Age     Position

Patrick J. Foye       41      Executive Vice President and Director

Timothy R. Garrick    42      Vice President - Accounting

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the Managing General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney.
Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.


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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1998.

           Entity             Number of Units     Percentage

Insignia Properties LP
 (an affiliate of AIMCO)              5             0.006%
AIMCO Properties LP               4,456             5.137%
Cooper River Properties LLC
 (an affiliate of AIMCO)         11,470            13.224%

Cooper River Properties LLC, Insignia Properties LP and AIMCO Properties L.P. are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the Managing General Partner. AIMCO and its affiliates currently own 18.367% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnership interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A Registration Statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No transactions have occurred between the Partnership and any officer or director of ARC II. The General Partners received $16,000 as their share of the distributions made during the year ended December 31, 1997. For a description of the share of cash distributions from operations, if any, to which the general partners are entitled, reference is made to "Item 7, Financial Statements - Note A - Allocation of Cash Distributions and Allocation of Profits, Gains and Losses."

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides (i) for certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 1998 and 1997:


                                                         1998         1997

                                                           (in thousands)


Property management fees (included in                   $  65        $  70

 operating expenses)


Partnership management fee (included in

 general and administrative expense) *                     27           --


Reimbursement for services of affiliates (included

in general and administrative expenses, investment

properties, and other assets)                              92          197


* The Partnership Agreement provides for a fee equal to 10% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services.

Included in "Reimbursement for Services of Affiliates" for the years ended December 31, 1998 and 1997, is approximately $4,000 and $35,000, respectively, in leasing commissions paid to an affiliate of the Managing General Partner. In addition, during the year ended December 31, 1997, the Partnership paid approximately $27,000 in construction oversight reimbursements.

During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 5% of the gross receipts from all of the Registrant's residential properties as compensation for providing property management services. The Registrant paid to such affiliates $43,000 and $41,000 for the years ended December 31, 1998 and 1997, respectively. For the nine months ended September 30, 1998 and the year ended December 31, 1997, affiliates of the Managing General Partner were entitled to receive varying percentages of gross receipts from all of the Registrant's commercial properties for providing property management services. The Registrant paid to such affiliates $22,000 and $29,000 for the nine months ended September 30, 1998 and for the year ended December 31, 1997, respectively. Effective October 1, 1998 (the effective date of the Insignia Merger), these services for the commercial properties were performed by a unrelated party.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $92,000 and $197,000 for the years ended December 31, 1998 and 1997, respectively.

On August 12, 1998, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 30,000 of the outstanding units of limited partnership interest in the Partnership at $75 per Unit, net to the seller in cash. The Purchaser acquired 11,470 units related to this tender offer. As a result of this purchase, AIMCO currently owns, through its affiliates, a total of 15,931 limited partnership units or 18.367% of the outstanding partnership units as of December 31, 1998. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

For the period January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.




                                    PART IV



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits required by Item 601 of Regulation S-B: Refer to Exhibit Index.

(b)Reports on Form 8-K:

   Current Report on Form 8-K dated October 1, 1998, filed October 16, 1998 disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.





                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           ANGELES INCOME PROPERTIES, LTD. III
                           (A California Limited Partnership)
                           (Registrant)


                           By:   Angeles Realty Corporation II
                                 Managing General Partner


                           By:   /s/ Patrick J. Foye
                                 Patrick J. Foye
                                 Executive Vice President

                           By:   /s/Timothy R. Garrick
                                 Timothy R. Garrick
                                 Vice President _ Accounting


                           Date: March 26, 1999


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.






/s/Patrick J. Foye                 Date:  March 26, 1999
Patrick J. Foye
Executive Vice President
and Director



/s/ Timothy R. Garrick             Date:  March 26, 1999
Timothy R. Garrick
Vice President - Accounting
and Director



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