Form 10QSB
period 1999-03-31
ANGELES INCOME PROPERTIES LTD III
filed 1999-05-17
CIK 720460

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


                 For the quarterly period ended March 31, 1999


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT of 193

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

                     55 Beattie Place, Post Office Box 1089
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


ITEM 1.  FINANCIAL STATEMENTS

a)
                      ANGELES INCOME PROPERTIES, LTD. III

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1999




Assets

  Cash and cash equivalents                                  $  1,433

  Receivables and deposits (net of allowance for                  285

    doubtful accounts of $56)

  Other assets                                                    242

  Restricted escrows                                              265

  Investment properties:

    Land                                          $  1,527

    Buildings and related personal property         13,063

                                                    14,590

    Less accumulated depreciation                  (10,110)     4,480

                                                             $  6,705
Liabilities and Partners' Capital (Deficit)

Liabilities

  Accounts payable                                           $     39

  Tenant security deposit liabilities                              47

  Accrued property taxes                                            9

  Other liabilities                                                77

  Mortgage note payable                                         3,698

Partners' (Deficit) Capital

  General partners                                $   (348)

  Limited partners (86,738 units issued

    and outstanding)                                 3,183      2,835

                                                             $  6,705


          See Accompanying Notes to Consolidated Financial Statements

b)
                      ANGELES INCOME PROPERTIES, LTD. III

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                Three Months Ended

                                                    March 31,

                                                 1999        1998

Revenues:

  Rental income                               $   468    $   438

  Other income                                     17         17

    Total revenues                                485        455

Expenses:

  Operating                                       137        123

  General and administrative                       43         41

  Depreciation                                    170        170

  Interest                                         89         90

  Property taxes                                   31         39

  Bad debt expense                                 50         --

  Total expenses                                  520        463

Net loss                                      $   (35)   $    (8)

Net loss allocated to general partners (1%)   $    (1)   $    --

Net loss allocated to limited partners (99%)      (34)        (8)

                                              $   (35)   $    (8)

Net loss per limited partnership unit         $  (.39)   $  (.09)


          See Accompanying Notes to Consolidated Financial Statements

c)
                      ANGELES INCOME PROPERTIES, LTD. III

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Limited

                                Partnership   General    Limited

                                   Units      Partners   Partners    Total


Original capital contributions    86,920     $     1    $43,460    $43,461

Partners' (deficit) capital

   at December 31, 1998           86,738     $  (347)   $ 3,217    $ 2,870

Net loss for the three months

   ended March 31, 1999               --          (1)       (34)       (35)

Partners' (deficit) capital

   at March 31, 1999              86,738     $  (348)   $ 3,183    $ 2,835

          See Accompanying Notes to Consolidated Financial Statements

d)
                      ANGELES INCOME PROPERTIES, LTD. III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                        Three Months Ended

                                                            March 31,

                                                         1999      1998

Cash flows from operating activities:

Net loss                                               $   (35)  $    (8)

  Adjustments to reconcile net loss to net cash

    provided by operating activities:

Bad debt expense                                            50        --

Depreciation                                               170       170

    Amortization of loan costs and leasing commissions       9        10

  Change in accounts:

    Receivables and deposits                               (95)       (3)

    Other assets                                            31        29

    Accounts payable                                        18        (9)

    Tenant security deposit liabilities                     (1)       (3)

    Accrued property taxes                                   9       (28)

    Other liabilities                                      (29)      (16)

         Net cash provided by operating activities         127       142

Cash flows from investing activities:

Property improvements and replacements                     (24)       (8)

  Net deposits to restricted escrows                        (5)       (6)

         Net cash used in investing activities             (29)      (14)


Cash flows used in financing activities:

Payments on mortgage note payable                          (12)      (11)


Net increase in cash and cash equivalents                   86       117


Cash and cash equivalents at beginning of period         1,347     1,081


Cash and cash equivalents at end of period             $ 1,433   $ 1,198


Supplemental disclosure of cash flow information:

  Cash paid for interest                               $    85   $    86


          See Accompanying Notes to Consolidated Financial Statements



                      ANGELES INCOME PROPERTIES, LTD. III
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998

Principles of Consolidation: The consolidated financial statements of the Partnership include its 99% limited partnership interests in Poplar Square AIP III, L.P. and Poplar Square GP LP. The Partnership may remove the general partner of both Poplar Square AIP III, L.P. and Poplar Square GP LP; therefore, the partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

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

The following payments were made to the Managing General Partner and affiliates during the three months ended March 31, 1999 and 1998:

                                             Three months Ended
                                                  March 31,
                                               1999       1998
                                               (in thousands)
Property management fees (included in
  operating expenses)                       $   11     $   18
Reimbursement for services of affiliates
  (included in general and administrative
  expenses and other assets)                    21         26

Included in "Reimbursement for services of affiliates" for the three months ended March 31, 1998, is approximately $2,000 in leasing commissions paid to an affiliate of the Managing General Partner. No such fees were paid for the three months ended March 31, 1999.

During the three months ended March 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of the gross receipts from the Registrant's residential property as compensation for providing property management services. The Registrant paid to such affiliates approximately $11,000 and $10,000 for the three months ended March 31, 1999 and 1998, respectively.

For the three months ended March 31, 1998, affiliates of the Managing General Partner were entitled to receive varying percentages of gross receipts from the Registrant's commercial property for providing property management services. The Registrant paid to such affiliates approximately $8,000 for the three months ended March 31, 1998. Effective October 1, 1998 (the effective date of the Insignia Merger), these services for the commercial property were performed by an unrelated third party.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $21,000 and $26,000 for the three months ended March 31, 1999 and 1998, respectively.

NOTE D - SEGMENT REPORTING

Description of the types of products and services from which reportable segment derives its revenues:

The Partnership has two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of one apartment complex located in Brandon, Mississippi. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consists of a retail shopping center located in Medford, Oregon. This property leases space to clothing, fabric and crafts retailers, a fitness center and various other specialty retail outlets.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown (in thousands) in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to reportable segments.

             1999              Residential Commercial   Other     Totals

Rental income                  $   202     $     266  $     --  $    468
Other income                         5            --        12        17
Interest expense                    --            89        --        89
Depreciation                        64           106        --       170
General and administrative
 expense                            --            --        43        43
Segment profit (loss)               43           (47)      (31)      (35)
Total assets                     2,111         3,429     1,165     6,705
Capital expenditures                24            --        --        24

             1998              Residential Commercial   Other     Totals

Rental income                  $    186    $    252   $    --   $   438
Other income                          5           1        11        17
Interest expense                     --          90        --        90
Depreciation                         64         106        --       170
General and administrative
 expense                             --          --        41        41
Segment profit (loss)                45         (23)      (30)       (8)
Total assets                      2,156       3,766     1,061     6,983
Capital expenditures                  8          --        --         8

NOTE E -  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of one apartment complex and one commercial property. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1999 and 1998:

                                 Average Occupancy
                                  1999        1998
Lake Forest Apartments
 Brandon, Mississippi              91%        89%
Poplar Square Shopping Center
 Medford, Oregon                   92%        93%

Results from Operations

The Registrant's net loss for the three months ended March 31, 1999, was approximately $35,000 as compared to approximately $8,000 for the three months ended March 31, 1998. The increase in net loss is primarily attributable to an increase in total expenses partially offset by an increase in total revenues.

Total expenses increased primarily as a result of the recording of a bad debt expense at Poplar Square Shopping Center due to the bankruptcy of one of the tenants during the three months ended March 31, 1999. In addition, operating expense increased due to increases in payroll and related costs at Lake Forest Apartments. Also contributing to the increase in operating expense was an increase in hazard insurance expense at Lake Forest Apartments resulting from the timing of the receipt of insurance bills which affected the accruals recorded at March 31, 1999 and 1998. All other expenses remained relatively constant. The increase in total revenues is due primarily to an increase in rental income due to the increase in average occupancy at Lake Forest Apartments, which offset the slight decrease in occupancy at Poplar Square Shopping Center.

Included in general and administrative expenses at both March 31, 1999 and 1998 are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At March 31, 1999, the Registrant had cash and cash equivalents of approximately $1,433,000 as compared to approximately $1,198,000 at March 31, 1998. The net increase in cash and cash equivalents was approximately $86,000 for the three months ended March 31, 1999, from the Registrant's fiscal year end. The increase in cash and cash equivalents is due to approximately $127,000 of cash provided by operating activities, which is partially offset by approximately $29,000 used in investing activities and approximately $12,000 used in financing activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering Poplar Square Shopping Center. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for both of the Registrant's properties are detailed below.

Poplar Square Shopping Center: Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Poplar Square Shopping Center requires approximately $479,000 of capital improvements over the near term. The Partnership has budgeted capital improvements of approximately $11,000 for 1999 at this property consisting primarily of tenant improvements and exterior lighting upgrades. As of March 31, 1999 no expenditures for capital improvements have been incurred.

Lake Forest Apartments: Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Lake Forest Apartments requires approximately $147,000 of capital improvements over the near term. The Partnership has budgeted capital improvements of approximately $149,000 for 1999 at this property consisting primarily of carpet improvements and roof replacements. As of March 31, 1999 approximately $24,000 has been incurred consisting primarily of sewer, flooring and appliance replacements. These improvements were funded from cash flow.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $3,698,000 encumbering Poplar Square Shopping Center is amortized over 25 years with a balloon payment of approximately $3,167,000 due November 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

The Partnership did not make any distributions to its partners during the three months ended March 31, 1999 or 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit distributions to its partners in 1999 or subsequent periods.

Potential Tender Offer

On October 1, 1998, Insignia Financial Group, Inc. merged into Apartment Investment and management Company ("AIMCO"), a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the Managing General Partner. AIMCO and its affiliates currently own 18.367% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnership interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-QSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b) Reports on Form 8-K: None filed during the quarter ended March 31, 1999.

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



                              ANGELES INCOME PROPERTIES, LTD. III

                              By:  Angeles Realty Corporation II
                                   Managing General Partner


                              By:  /s/ Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/Carla R. Stoner
                                   Carla R. Stoner
                                   Senior Vice President Finance
                                   and Administration


                              Date: May 14, 1999