Form 10QSB
period 1999-06-30
ANGELES INCOME PROPERTIES LTD III
filed 1999-08-09
CIK 720460

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


                  For the quarterly period ended June 30, 1999


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


ITEM 1.  FINANCIAL STATEMENTS

a)
                      ANGELES INCOME PROPERTIES, LTD. III

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1999


Assets

  Cash and cash equivalents                                        $  1,512

  Receivables and deposits (net of allowance for

    doubtful accounts of $61)                                           340

  Other assets                                                          258

  Restricted escrows                                                    275

  Investment properties:

    Land                                               $  1,527

    Buildings and related personal property              13,079

                                                         14,606

    Less accumulated depreciation                       (10,281)      4,325

                                                                   $  6,710

Liabilities and Partners' Capital (Deficit)

Liabilities

  Accounts payable                                                 $     33

  Tenant security deposit liabilities                                    48

  Accrued property taxes                                                 19

  Other liabilities                                                      78

  Mortgage note payable                                               3,686

  Partners' (Deficit) Capital

  General partners                                     $   (347)

  Limited partners (86,738 units issued

    and outstanding)                                      3,193       2,846

                                                                   $  6,710


          See Accompanying Notes to Consolidated Financial Statements



b)
                      ANGELES INCOME PROPERTIES, LTD. III

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                             Three Months Ended  Six Months Ended

                                  June 30,           June 30,

                               1999     1998      1999      1998

Revenues:

  Rental income                $  467  $  443    $  935   $  881

  Other income                     21      19        38       36

    Total revenues                488     462       973      917

Expenses:

  Operating                       132     140       269      263

  General and administrative       43      38        86       79

  Depreciation                    171     170       341      340

  Interest                         89      90       178      180

  Property taxes                   37      40        68       79

  Bad debt expense                  5      --        55       --

    Total expenses                477     478       997      941


Net income (loss)              $   11  $  (16)   $  (24)  $  (24)


Net income allocated

  to general partners (1%)     $   --  $   --    $   --   $   --

Net income (loss) allocated

  to limited partners (99%)        11     (16)      (24)     (24)


                               $   11  $  (16)   $  (24)  $  (24)
Net income (loss) per

  limited partnership unit     $  .13  $ (.18)   $ (.28)  $ (.28)


          See Accompanying Notes to Consolidated Financial Statements

c)
                      ANGELES INCOME PROPERTIES, LTD. III

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)




                                 Limited

                               Partnership  General    Limited

                                  Units     Partners   Partners   Total


Original capital contributions   86,920      $     1    $43,460    $43,461


Partners' (deficit) capital

   at December 31, 1998          86,738      $  (347)   $ 3,217    $ 2,870


Net loss for the six months

   ended June 30, 1999               --           --        (24)       (24)

Partners' (deficit) capital

   at June 30, 1999              86,738      $  (347)   $ 3,193    $ 2,846


          See Accompanying Notes to Consolidated Financial Statements



d)
                      ANGELES INCOME PROPERTIES, LTD. III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                          Six Months Ended

                                                              June 30,

                                                          1999       1998

Cash flows from operating activities:

  Net loss                                                $  (24)   $  (24)

  Adjustments to reconcile net loss to net cash

    provided by operating activities:

    Bad debt expense                                          55        --

    Depreciation                                             341       340

    Amortization of loan costs and leasing commissions        20        19

  Change in accounts:

    Receivables and deposits                                (155)      (57)

    Other assets                                              37        56

    Accounts payable                                          12       (17)

    Accrued property taxes                                    19       (18)

    Other liabilities                                        (28)       (6)

         Net cash provided by operating activities           277       293

Cash flows from investing activities:

  Property improvements and replacements                     (40)      (26)

  Net deposits to restricted escrows                         (15)      (12)

  Lease commissions paid                                     (33)       --

         Net cash used in investing activities               (88)      (38)

Cash flows from financing activities:

  Payments on mortgage note payable                          (24)      (22)

  Distributions to partners                                   --      (247)

         Net cash used in financing activities               (24)     (269)

Net increase (decrease) in cash and cash equivalents         165       (14)

Cash and cash equivalents at beginning of period           1,347     1,081

Cash and cash equivalents at end of period                $1,512    $1,067

Supplemental disclosure of cash flow information:

  Cash paid for interest                                  $  170    $  172

          See Accompanying Notes to Consolidated Financial Statements



                      ANGELES INCOME PROPERTIES, LTD. III
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

The following payments were made to the Managing General Partner and affiliates during the six months ended June 30, 1999 and 1998:

                                               1999       1998
                                               (in thousands)
Property management fees (included in
  operating expenses)                       $   21     $   35

Reimbursement for services of affiliates
  (included in general and administrative
  expenses and other assets)                    26         48

During the six months ended June 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of the gross receipts from the Registrant's residential property as compensation for providing property management services. The Registrant paid to such affiliates approximately $21,000 for both the six months ended June 30, 1999 and 1998.

For the six months ended June 30, 1998, affiliates of the Managing General Partner were entitled to receive varying percentages of gross receipts from the Registrant's commercial property for providing property management services. The Registrant paid to such affiliates approximately $14,000 for the six months ended June 30, 1998. Effective October 1, 1998 (the effective date of the Insignia Merger), these services for the commercial property were performed by an unrelated third party.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $26,000 and $48,000 for the six months ended June 30, 1999 and 1998, respectively. Included in these expenses for the six months ended June 30, 1998, is approximately $2,000 in leasing commissions paid to an affiliate of the Managing General Partner. No such fees were paid for the six months ended June 30, 1999.

On June 2, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 31,737 (36.59% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $78 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 2,234 units. As a result, AIMCO and its affiliates currently own 18,609 units of limited partnership interest in the Partnership representing 21.45% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE D - SEGMENT REPORTING

Description of the types of products and services from which reportable segment derives its revenues:

The Partnership has two reportable segments:

Residential properties and commercial properties. The Partnership's residential property segment consists of one apartment complex located in Brandon, Mississippi. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consists of a retail shopping center located in Medford, Oregon. This property leases space to clothing, fabric and craft retailers, a fitness center and various other specialty retail outlets.

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

Segment information for the six months ended June 30, 1999 and 1998 is shown (in thousands) in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to reportable segments.

           1999             Residential Commercial    Other     Totals

Rental income               $   394     $     541   $     --  $    935
Other income                     10             6         22        38
Interest expense                 --           178         --       178
Depreciation                    129           212         --       341
General and administrative
 expense                         --            --         86        86
Segment profit (loss)            79           (39)       (64)      (24)
Total assets                  2,150         3,351      1,209     6,710
Capital expenditures             40            --         --        40

           1998             Residential Commercial   Other    Totals

Rental income               $    383    $    498    $    --  $   881
Other income                      12           1         23       36
Interest expense                  --         180         --      180
Depreciation                     129         211         --      340
General and administrative
 expense                          --          --         79       79
Segment profit (loss)             79         (47)       (56)     (24)
Total assets                   2,118       3,657        949    6,724
Capital expenditures              26          --         --       26

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

The Partnership's investment properties consist of one apartment complex and one commercial property. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1999 and 1998:

                                     Average Occupancy
                                    1999          1998
Lake Forest Apartments
 Brandon, Mississippi                92%           92%

Poplar Square Shopping Center
 Medford, Oregon                     92%           94%

Results from Operations

The Registrant's net loss for both six month periods ended June 30, 1999 and 1998 was approximately $24,000. The Registration's net income for the three months ended June 30, 1999 was approximately $11,000 as compared to a net loss of approximately $16,000 for the three months ended June 30, 1998. Although net loss remained consistent for the six months ended June 30, 1999 and 1998, total revenues increased which was offset by an increase in total expenses. For the three months ended June 30, 1999 net income increased primarily due to an increase in total revenues. The increase in total revenues for both the three and six months ended June 30, 1999 is primarily attributable to an increase in rental income due to increased average annual rental rates at both properties despite a decrease in occupancy at Poplar Square Shopping Center.

Total expenses increased for the six months ended June 30, 1999 primarily as a result of the recording of a bad debt expense at Poplar Square Shopping Center due to the bankruptcy of one of the tenants during the six months ended June 30, 1999. All other expenses remained relatively constant for the comparable six month periods.

Included in general and administrative expenses at both June 30, 1999 and 1998 are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 1999, the Registrant had cash and cash equivalents of approximately $1,512,000 as compared to approximately $1,067,000 at June 30, 1998. The net increase in cash and cash equivalents was approximately $165,000 for the six months ended June 30, 1999, from the Registrant's fiscal year end. The increase in cash and cash equivalents is due to approximately $277,000 of cash provided by operating activities, which is partially offset by approximately $88,000 of cash used in investing activities and approximately $24,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements, net deposits to escrow accounts maintained by the mortgage lender and lease commissions paid to the third party management company for new leases signed at Poplar Square Shopping Center. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering Poplar Square Shopping Center. The Registrant invests its working capital reserves in a money market account.

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

Poplar Square Shopping Center: Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Poplar Square Shopping Center requires approximately $479,000 of capital improvements over the next few years. The Partnership has budgeted capital improvements of approximately $11,000 for 1999 at this property, which include certain of the required improvements and consist primarily of tenant improvements and exterior lighting upgrades. As of June 30, 1999, no expenditures for capital improvements have been incurred.

Lake Forest Apartments: Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Lake Forest Apartments requires approximately $147,000 of capital improvements over the next few years. The Partnership has budgeted capital improvements of approximately $149,000 for 1999 at this property, which include certain of the required improvements and consist primarily of carpet improvements and roof replacements. As of June 30, 1999, approximately $40,000 has been incurred consisting primarily of sewer, air conditioning units, flooring and appliance replacements. These improvements were funded from cash flow.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $3,686,000 encumbering Poplar Square Shopping Center is amortized over 25 years with a balloon payment of approximately $3,167,000 due November 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

The Partnership did not make any distributions to its partners during the six months ended June 30, 1999 or 1998. Subsequent to the quarter ended June 30, 1999, the Managing General Partner approved an operating distribution of approximately $1,000,000 of which approximately $990,000 was paid to limited partners (approximately $11.41 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturity, refinancings, and/or property sales. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit distributions to its partners in 1999 or subsequent periods.

Tender Offer

On June 2, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 31,737 (36.59% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $78 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 2,234 units. As a result, AIMCO and its affiliates currently own 18,609 units of limited partnership interest in the Partnership representing 21.45% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

b)   Reports on Form 8-K:  None filed during the quarter ended June 30, 1999.

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


                                Date:       August 5, 1999