Form 10QSB
period 1999-09-30
ANGELES INCOME PROPERTIES LTD III
filed 1999-11-12
CIK 720460

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

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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
                        (in thousands, except unit data)

                               September 30, 1999



Assets
Cash and cash equivalents                                             $    703
Receivables and deposits                                                   386
Restricted escrows                                                         281
Other assets                                                               236
Investment properties:
Land                                                       $  1,527
Buildings and related personal property                      13,108
                                                             14,635
Less accumulated depreciation                               (10,451)     4,184
                                                                      $  5,790
Liabilities and Partners' (Deficit) Capital
Liabilities
Accounts payable                                                      $     28
Tenant security deposit liabilities                                         49
Accrued property taxes                                                      56
Other liabilities                                                           86
Mortgage note payable                                                    3,673
Partners' (Deficit) Capital
General partners                                           $   (357)
Limited partners (86,738 units issued and
outstanding)                                                  2,255      1,898
                                                                      $  5,790

          See Accompanying Notes to Consolidated Financial Statements


b)

                      ANGELES INCOME PROPERTIES, LTD. III
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                  Three Months Ended      Nine Months Ended
                                     September 30,          September 30,
                                   1999       1998         1999        1998
Revenues:
Rental income                     $  494     $  465       $1,374      $1,346
Other income                          15         19           53          55
Total revenues                       509        484        1,427       1,401

Expenses:
Operating                            131        132          400         395
General and administrative            30         44          116         123
Depreciation                         170        170          511         510
Interest                              89         90          267         270
Property taxes                        37         37          105         116
Total expenses                       457        473        1,399       1,414
Net income (loss)                 $   52     $   11       $   28      $  (13)

Net income allocated
to general partners (1%)          $   --     $   --       $   --      $   --

Net income (loss) allocated
to limited partners (99%)              52         11          28         (13)
                                  $    52     $   11      $   28      $  (13)
Net income (loss) per limited
partnership unit                  $   .60     $  .13      $  .32      $ (.15)

Distributions per limited
partnership unit                  $ 11.41     $   --      $11.41      $  .02

          See Accompanying Notes to Consolidated Financial Statements


c)

                      ANGELES INCOME PROPERTIES, LTD. III
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                  Limited
                                Partnership   General      Limited
                                   Units      Partners    Partners     Total

Original capital contributions    86,920      $     1      $43,460    $43,461

Partners' (deficit) capital
at December 31, 1998               86,738     $  (347)     $ 3,217    $ 2,870

Distributions to partners              --         (10)        (990)    (1,000)

Net income for the nine months
ended September 30, 1999               --          --           28         28

Partners' (deficit) capital
at September 30, 1999              86,738     $  (357)     $ 2,255    $ 1,898

          See Accompanying Notes to Consolidated Financial Statements


                      ANGELES INCOME PROPERTIES, LTD. III
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                            Nine Months Ended
                                                              September 30,
                                                            1999        1998
Cash flows from operating activities:
Net income (loss)                                         $    28     $   (13)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation                                                  511          510
Amortization of loan costs and leasing commissions             29           28
Change in accounts:
Receivables and deposits                                     (146)         (95)
Other assets                                                   38           44
Accounts payable                                                7          (14)
Tenant security deposit liabilities                             1           --
Accrued property taxes                                         56           19
Other liabilities                                             (20)          25

Net cash provided by operating activities                     504          504

Cash flows from investing activities:
Property improvements and replacements                        (69)         (48)
Net deposits to restricted escrows                            (21)         (20)
Lease commissions paid                                        (21)          --
Net cash used in investing activities                        (111)         (68)

Cash flows from financing activities:
Payments on mortgage note payable                             (37)         (34)
Distributions to partners                                  (1,000)        (247)

Net cash used in financing activities                      (1,037)        (281)

Net (decrease) increase in cash and cash equivalents         (644)         155

Cash and cash equivalents at beginning of period            1,347        1,081

Cash and cash equivalents at end of period                $   703      $ 1,236

Supplemental disclosure of cash flow information:
Cash paid for interest                                    $   255      $   258


          See Accompanying Notes to Consolidated Financial Statements


e)

                      ANGELES INCOME PROPERTIES, LTD. III
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Principles of Consolidation: The consolidated financial statements of the Partnership include its 99% limited partnership interests in Poplar Square AIP III, L.P. and Poplar Square GP LP. Because the Partnership may remove the general partner of both Poplar Square AIP III, L.P. and Poplar Square GP LP, the partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

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

The following payments were made to the Managing General Partner and affiliates during the nine months ended September 30, 1999 and 1998:

                                                           1999      1998
                                                           (in thousands)

Property management fees (included in
  operating expenses)                                     $  32      $  54
Reimbursement for services of affiliates
  (included in general and administrative
   expenses and other assets)                                42         67
Lease commissions (included in other assets)                 --          4

During the nine months ended September 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Registrant's residential property as compensation for providing property management services. The Registrant paid to such affiliates approximately $32,000 for both nine month periods ended September 30, 1999 and 1998.

For the nine months ended September 30, 1998, affiliates of the Managing General Partner were entitled to receive varying percentages of gross receipts from the Registrant's commercial property for providing property management services.
The Registrant paid to such affiliates approximately $22,000 for the nine months ended September 30, 1998. Effective October 1, 1998 (the effective date of the Insignia Merger), these services for the commercial property were performed by an unrelated third party.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $42,000 and $71,000 for the nine months ended September 30, 1999 and 1998, respectively. The Partnership also paid approximately $4,000 in leasing commissions to an affiliate of the Managing General Partner for the nine months ended September 30, 1998. No such fees were paid for the nine months ended September 30, 1999.

On June 2, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 31,737 units of limited partnership interest in the Partnership (approximately 36.59% of the total outstanding units) for a purchase price of $78 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 2,234 units. As a result, AIMCO and its affiliates currently own 18,609 units of limited partnership interest in the Partnership representing approximately 21.45% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Note E - Legal Proceedings").

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

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.
Segment information for the nine months ended September 30, 1999 and 1998 is shown (in thousands) in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.

               1999                Residential Commercial   Other    Totals

Rental income                        $   601     $   773   $    --  $ 1,374
Other income                              19           6        28       53
Interest expense                          --         267        --      267
Depreciation                             193         318        --      511
General and administrative expense        --          --       116      116
Segment profit (loss)                    146         (30)      (88)      28
Total assets                           2,251       3,334       205    5,790
Capital expenditures                      69          --        --       69


               1998                Residential Commercial   Other    Totals

Rental income                        $   601    $   745    $    --   $ 1,346
Other income                              19          2         34        55
Interest expense                          --        270         --       270
Depreciation                             193        317         --       510
General and administrative expense        --         --        123       123
Segment profit (loss)                   139         (63)       (89)      (13)
Total assets                          2,122       3,619      1,053     6,794
Capital expenditures                     36          12         --        48

NOTE E - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of one apartment complex and one commercial property. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1999 and 1998:

                                        Average Occupancy
Property                                1999        1998

Lake Forest Apartments                   92%         93%
   Brandon, Mississippi
Poplar Square Shopping Center            92%         95%
   Medford, Oregon

The Managing General Partner attributes the decrease in occupancy at Poplar Square Shopping Center to the bankruptcy of one of the tenants during the first quarter of 1999. This property is currently under contract for sale. The sale which is subject to the purchaser's due diligence and other customary conditions, is expected to close during the fourth quarter of 1999. There can be no assurance, however, that the sale will be consummated.

Results from Operations

The Registrant's net income for the nine month period ended September 30, 1999 was approximately $28,000 as compared to a net loss of approximately $13,000 for the nine months ended September 30, 1998. The Registrant's net income for the three months ended September 30, 1999 was approximately $52,000 as compared to net income of approximately $11,000 for the three months ended September 30, 1998. The increase in net income for both the three and nine months ended September 30, 1999 is due to an increase in total revenues and a decrease in total expenses. The increase in total revenues is attributable to an increase in rental income due to increased average annual rental rates at both properties despite the decrease in occupancy at both Lake Forest Apartments and Poplar Square Shopping Center. The decrease in total expenses is the result of small changes in all of the expenses, none of which are individually significant.

Included in general and administrative expenses for the nine months ended September 30, 1999 and 1998 are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 1999, the Registrant had cash and cash equivalents of approximately $703,000 as compared to approximately $1,236,000 at September 30, 1998. The net decrease in cash and cash equivalents was approximately $644,000 for the nine months ended September 30, 1999, from the Registrant's fiscal year end. The decrease in cash and cash equivalents is due to approximately $1,037,000 of cash used in financing activities and approximately $111,000 of cash used in investing activities, which is partially offset by approximately $504,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, payments of principal made on the mortgage encumbering Poplar Square Shopping Center. Cash used in investing activities consisted of property improvements and replacements, net deposits to escrow accounts maintained by the mortgage lender and lease commissions paid to the third party management company for new leases signed at Poplar Square Shopping Center. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for both of the Registrant's properties are detailed below.

Poplar Square Shopping Center: Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Poplar Square Shopping Center requires approximately $479,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $11,000 for 1999, which include certain of the required improvements and consist of tenant improvements and exterior lighting upgrades. As of September 30, 1999, no expenditures for capital improvements have been incurred.

Lake Forest Apartments: Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Lake Forest Apartments requires approximately $147,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $149,000 for 1999, which include certain of the required improvements and consist of carpet and roof replacements. As of September 30, 1999, approximately $69,000 has been incurred consisting primarily of sewer replacements, air conditioning unit and plumbing upgrades, flooring and appliance replacements. These improvements were funded from cash flow from operations.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $3,673,000 encumbering Poplar Square Shopping Center is amortized over 25 years with a balloon payment of approximately $3,167,000 due November 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

The Partnership made an operating cash distribution of approximately $1,000,000 during the nine months ended September 30, 1999, of which, approximately $990,000 was paid to limited partners (approximately $11.41 per limited partnership unit). A cash distribution from operations of approximately $247,000 was paid during the nine months ended September 30, 1998, to the limited partners (approximately $2.85 per limited partnership unit) with $245,000 of this amount being paid to satisfy a liability at December 31, 1997. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any additional distributions to its partners during the remainder of 1999 or subsequent periods.

Tender Offer

On June 2, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 31,737 units of the limited partnership interest in the Partnership (approximately 36.59% of the total outstanding units) for a purchase price of $78 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 2,234 units. As a result, AIMCO and its affiliates currently own 18,609 units of limited partnership interest in the Partnership representing approximately 21.45% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (See "Item 1. Financial Statements, Note E - Legal Proceedings").

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November
3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

               b)   Reports on Form 8-K:

                    None filed during the quarter ended September 30, 1999.


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



                                 ANGELES INCOME PROPERTIES, LTD. III

                                 By:     Angeles Realty Corporation II
                                         Managing General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Martha L. Long
                                         Martha L. Long
                                         Senior Vice President and
                                         Controller

                                 Date:   November 11, 1999