Form 10KSB
period 1999-12-31
ANGELES INCOME PROPERTIES LTD III
filed 2000-03-27
CIK 720460

March  28, 2000



United States

Securities and Exchange Commission
Washington, D.C.  20549


RE:   Angeles Income Properties, Ltd. III
      Form 10-KSB
      File No. 0-13191


To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,



Stephen Waters
Real Estate Controller

                  FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 1999

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

                          55 Beattie Place, PO Box 1089
                        Greenville, South Carolina 29602
                      (Address of principal executive offices)

                    Issuer's telephone number (864) 239-1000

           Securities registered under Section 12(b) of the Exchange Act:

                                      None

           Securities registered under Section 12(g) of the Exchange Act:

                            Limited Partnership Units

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $860,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


                                     PART I

Item 1.  Description of Business

Angeles Income Properties, Ltd. III (the "Partnership" or "Registrant") is a publicly held limited partnership organized under the California Uniform Limited Partnership Act on May 26, 1983, as amended (hereinafter referred to as "the Agreement"). The Partnership's managing general partner is Angeles Realty Corporation II, ("ARC II" or the "Managing General Partner", an affiliate of Apartment Investment and Management Company ("AIMCO") and previously a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 26, 1999, IPT was merged into AIMCO. Thus, the Managing General Partner is now a wholly-owned subsidiary of AIMCO. The Elliott Accommodation Trust and the Elliott Family Partnership, Ltd., California limited partnerships, were the Non-Managing General Partners. Effective December 31, 1997 the Elliott Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Registrant. The Managing General Partner and the Non-Managing General Partner are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2038 unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real estate properties for investment. In 1984 and 1985, during its acquisition phase, the Registrant acquired one existing apartment complex, a mobile home park, a shopping center and invested in three joint ventures which, in turn, owned two shopping centers and one industrial/distribution complex. The Registrant continues to own and operate the apartment complex (see "Item 2, Description of Property").

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

The Partnership has no employees. Property management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. Property management services are performed at the Partnership's residential property by an affiliate of the Managing General Partner. However, since October 1, 1998, such property management services at the Registrant's commercial property were provided by an unrelated party (see "Transfer of Control" below). This commercial property was sold December 30, 1999 to an unaffiliated third party.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for apartments owned by the Partnership and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed. which resulted in no material adverse conditions or liabilities. In no cash has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operations" included in "Item 6." of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.  Description of Property:

The following table sets forth the Partnership's investment in its property:

                           Date of
Property                   Purchase       Type of Ownership         Use

Lake Forest Apartments      06/27/84       Fee ownership      Residential Rental
  Brandon, Mississippi                                            136 units

Schedule of Property:

Set forth below for the Registrant's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                       Gross
                     Carrying   Accumulated                              Federal
Property               Value    Depreciation     Rate       Method      Tax Basis
                          (in thousands)                             (in thousands)

Lake Forest
   Apartments         $ 4,920     $ 3,122      5-40 yrs      S/L        $1,800


See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy and "Note K - Change in Accounting Principle".

Schedule of Rental Rate and Occupancy:

Average annual rental rate and occupancy for 1999 and 1998 for the property:

                                  Average Annual                Average Annual
                                    Rental Rate                   Occupancy
                                     (per unit)
 Property                       1999            1998          1999         1998

 Lake Forest Apartments       $6,783           $6,642         92%           94%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The Partnership's property is subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that the property is adequately insured. The apartment complex leases its units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Tax and Rate:

Real estate taxes and rate in 1999 for the property were:

                                    1999             1999
                                  Billing            Rate
                              (in thousands)

Lake Forest Apartments              $38             10.85%

Capital Improvements:

Lake Forest Apartments: The Partnership completed approximately $124,000 in capital expenditures at Lake Forest Apartments as of December 31, 1999, consisting primarily of sewer upgrades, appliances, floor covering replacement, pool upgrades and recreation facility improvements. These improvements were funded primarily from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $40,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.  Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1999, no matter was submitted to a vote of security holders of the Registrant through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 86,920 Limited Partnership Units during its offering period through March 7, 1984, and currently has 86,738 Limited Partnership Units outstanding and 2,190 Limited Partners of record. Affiliates of the Managing General Partner owned 33,554 units or 38.684% of the outstanding partnership units at December 31, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. During 1998, the number of Limited Partnership Units decreased by 40 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998 and 1999, as well as for the subsequent period from January 1, 2000 to March 1, 2000. (See "Item 7. Financial Statements, Note I - Distributions" for more details).

                                                Distribution

                                                          Per Limited
                                      Aggregate       Partnership Unit (4)

      1/01/98 - 12/31/98            $  247,000 (1)          $  .02

      1/01/99 - 12/31/99             1,000,000 (2)           11.41

      1/01/00 -  3/01/00             1,275,000 (3)           14.55

(1) Distribution was made from operations and included payment of $245,000 which had been declared at December 31, 1997.

(2)   Distribution was made from cash from operations.

(3) Consists of $70,000 of cash from operations and $1,205,000 from sale proceeds.

(4) All distributions are distributed 99% to limited partners and 1% to general partners.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in the year 2000 or subsequent periods. See "Item 2. Description of Property - Capital Improvements" for information relating to anticipated capital expenditures at the Partnership's property.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 33,554 limited partnership units in the Partnership representing approximately 38.684% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Registrant's net income for the year ended December 31, 1999 was approximately $2,076,000 as compared to a net loss of approximately $16,000 for the year ended December 31, 1998 (See "Note C" of the consolidated financial statements for a reconciliation of these amounts to the Registrant's federal taxable income). The increase in net income is primarily attributable to the gain on sale of discontinued operations of approximately $2,276,000 realized on the sale of Poplar Square Shopping Center as discussed below.

The Registrant had a net loss before discontinued operations and extraordinary loss on early extinguishment of debt of approximately $4,000 for the year ended December 31, 1999 as compared to income of approximately $41,000 for the year ended December 31, 1998. The increase in loss is the result of both a decrease in total revenue and an increase in total expenses. Total revenues decreased due to a decrease in rental income and a decrease in other income. Rental income decreased due to a decrease in occupancy and increased concession costs at Lake Forest Apartments. These decreases were partially offset by an increase in the average annual rental rate at the property. Other income decreased primarily due to a decrease in interest income due to lower cash balances invested in interest bearing accounts as a result of the distribution made during 1999.

The increase in total expenses is primarily the result of an increase in general and administrative expenses and was partially offset by a decrease in operating expenses. General and administrative expenses increased due primarily to an increase in legal expense, increased Partnership management fees allowed to be paid to the Managing General Partner based on "net cash available for distributions" as defined in the Partnership Agreement and increased professional fees. These increases were partially offset by reduced reimbursements to the Managing General Partner. Legal expense increased due to the settlement of a lawsuit as discussed in the Partnership's Annual Report on Form 10-KSB at December 31, 1998. Included in general and administrative expense for the years ended December 31, 1999 and 1998 are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audits and appraisals required by the Partnership Agreement are also included. Operating expenses decreased due to reduced maintenance expenses and advertising expenses which were partially offset by an increase in payroll expenses.

On December 30, 1999, Poplar Square Shopping Center located in Medford, Oregon, was sold to an unaffiliated third party for $5,215,000. After closing expenses and other expenses (net) of approximately $93,000 and the assumption by the purchaser of the property's mortgage of $3,660,000 the net proceeds received by the Partnership were approximately $1,462,000. Subsequent to December 31, 1999 approximately $1,205,000 of the remaining net sale proceeds were distributed to the Partners. The Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $92,000 due to the payment of loan assumption fees and the write off of the remaining unamortized loan costs. In addition a gain on the sale of discontinued operations of approximately $2,276,000 was recorded as a result of writing off the net assets of the property against the net proceeds received from the sale.

Poplar Square was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as income from discontinued operations and gain on sale of discontinued operations for 1999 and 1998 and, accordingly, the statements of operations have been restated to reflect this presentation. Revenues of this property were approximately $976,000 and $1,020,000 for 1999 and 1998, respectively. Loss from operations were approximately $104,000 and $57,000 for 1999 and 1998, respectively. The increase in loss from discontinued operations was due to an increase in bad debt expense, and reduced occupancy which were partially offset by increased average rental rates and tenant charges.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was not material. The cumulative effect, had the change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions needed to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Capital Resources and Liquidity

At December 31, 1999, the Registrant held cash and cash equivalents of approximately $2,253,000, compared to approximately $1,347,000 at December 31, 1998. The increase in cash and cash equivalents of approximately $906,000 is primarily due to approximately $1,308,000 of cash provided by investing activities and to a lessor extent to approximately $648,000 of cash provided by operating activities partially offset by approximately $1,050,000 of cash used in financing activities. Cash provided by investing activities consisted primarily of net proceeds received as a result of the sale of Poplar Square Shopping Center and was partially offset by property improvements and replacements. Cash used in financing activities consisted of scheduled principal payments and the payoff of the mortgage at Poplar Square and distributions to partners. The Registrant invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Partnership's property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $40,800. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant.

The Partnership made a cash distribution from operations of approximately $1,000,000 (approximately $990,000 to the limited partners, or $11.41 per limited partnership unit), during the year ended December 31, 1999. Cash distributions of approximately $247,000 were paid during the year ended December 31, 1998, of which $2,000 ($.02 per limited partnership unit) was paid from operations for the year ended December 31, 1998 and $245,000 was paid in relation to a distribution declared as of December 31, 1997. Subsequent to December 31, 1999 a cash distribution of approximately $1,275,000 (approximately $1,262,000 to the limited partners or $14.55 per limited partnership unit) was approved and paid. Approximately $70,000 (approximately $69,000 to the limited partners or $0.80 per limited partnership unit) of this was from operations and approximately $1,205,000 (approximately $1,193,000 to the limited partners or $13.75 per limited partnership unit) was from sale proceeds. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit additional distributions to its partners in the year 2000 or subsequent periods.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of the tender offers, AIMCO and its affiliates currently own 33,554 limited partnership units in the Partnership representing approximately 38.684% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.  Financial Statements

ANGELES INCOME PROPERTIES, LTD. III

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 1999

      Consolidated Statements of Operations - Years ended December 31, 1999 and 1998

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 1999 and 1998

      Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors

The Partners

Angeles Income Properties, Ltd. III


We have audited the accompanying consolidated balance sheet of Angeles Income Properties, Ltd. III as of December 31, 1999, and the related consolidated statements of operations, changes in partners' (deficit) capital and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Income Properties, Ltd. III at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                            /s/ERNST & YOUNG LLP

Greenville, South Carolina
February 25, 2000

                        ANGELES INCOME PROPERTIES, LTD. III
                           CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 1999


Assets

   Cash and cash equivalents                                               $ 2,253
   Receivables and deposits, net of allowance for
    doubtful accounts of $126                                                  160
   Other assets                                                                  7
   Investment properties (Note E):
      Land                                                   $    657
      Buildings and related personal property                   4,263
                                                                4,920

      Less accumulated depreciation                            (3,122)       1,798
                                                                           $ 4,218

Liabilities and Partners' Capital
Liabilities

   Accounts payable                                                        $    33
   Tenant security deposit liabilities                                          20
   Accrued property taxes                                                       39
   Other liabilities                                                           180

Partners' Capital

   General partners                                           $     7
   Limited partners (86,738 units issued and
      outstanding)                                              3,939        3,946
                                                                           $ 4,218

            See Accompanying Notes to Consolidated Financial Statements




                        ANGELES INCOME PROPERTIES, LTD. III

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          (in thousands, except unit data)


                                                           Years Ended December 31,
                                                              1999         1998

Revenues:                                                               (restated)

   Rental income                                             $  803       $  812
   Other income                                                  57           67
      Total revenues                                            860          879

Expenses:
   Operating                                                    329          342
   General and administrative                                   232          198
   Depreciation                                                 264          261
   Property taxes                                                39           37

      Total expenses                                            864          838

(Loss) income before discontinued operations and
   extraordinary loss on early extinguishment of debt            (4)          41

Loss from discontinued operations (Note F)                     (104)         (57)
Gain on sale of discontinued operations (Note F)              2,276           --

Income (loss) before extraordinary loss on early
  extinguishment of debt                                      2,168          (16)
Loss on early extinguishment of debt (Note F)                   (92)          --


Net income (loss) (Note C)                                    2,076          (16)


Net income (loss) allocated to general partners              $  364       $   --

Net income (loss) allocated to limited partners               1,712          (16)


                                                             $2,076       $  (16)

Net (loss) income per limited partnership unit:
(Loss) income before discontinued operations and
   extraordinary loss on early extinguishment of debt        $ (.05)      $  .47

Loss from discontinued operations                             (1.18)        (.65)
Gain on sale of discontinued operations                       22.02           --

Income (loss) before extraordinary loss on early
  extinguishment of debt                                      20.79         (.18)
Loss on early extinguishment of debt                          (1.05)          --


Net income (loss) per limited partnership unit               $19.74       $ (.18)

Distributions per limited partnership unit                   $11.41       $  .02


            See Accompanying Notes to Consolidated Financial Statements




                        ANGELES INCOME PROPERTIES, LTD. III

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partners    Partners     Total


Original capital contributions           86,920      $     1     $43,460    $43,461


Partners' (deficit) capital

   at December 31, 1997                  86,778      $  (347)    $ 3,235    $ 2,888

Net loss for the year ended
   December 31, 1998                         --           --         (16)       (16)

Distributions to partners                    --           --          (2)        (2)

Abandonment of partnership units
  (Note G)                                  (40)          --          --         --


Partners' (deficit) capital at
   December 31, 1998                     86,738         (347)      3,217      2,870

Net income for the year ended
   December 31, 1999                         --          364       1,712      2,076
Distributions to partners                    --          (10)       (990)    (1,000)

Partners' capital at

   December 31, 1999                     86,738      $     7     $ 3,939    $ 3,946


            See Accompanying Notes to Consolidated Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in thousands)

                                                              Year Ended December 31,
                                                                  1999        1998

Cash flows from operating activities:
  Net income (loss)                                              $ 2,076     $   (16)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Gain on sale of discontinued operations                        (2,276)         --
   Extraordinary loss on early extinguishment of debt                 92          --
   Depreciation                                                      687         685
   Amortization of loan costs and leasing commissions                 40          37
   Change in accounts:
      Receivables and deposits                                        (5)        (51)
      Other assets                                                    11          --
      Accounts payable                                                12          (2)
      Tenant security deposit liabilities                             (1)         --
      Accrued property taxes                                         (16)        (38)
      Other liabilities                                               28          45

          Net cash provided by operating activities                  648         660

Cash flows from investing activities:

  Property improvements and replacements                            (124)        (76)
  Net proceeds from sale of discontinued operations                1,462          --
  Net deposits to restricted escrows                                 (30)        (26)

          Net cash provided by (used in) investing
             activities                                            1,308        (102)

Cash flows from financing activities:

  Payments on mortgage note payable                                  (50)        (45)
  Distributions to partners                                       (1,000)       (247)


          Net cash used in financing activities                   (1,050)       (292)


Net increase in cash and cash equivalents                            906         266

Cash and cash equivalents at beginning of the year                 1,347       1,081

Cash and cash equivalents at end of year                        $  2,253    $  1,347

Supplemental disclosure of cash flow information:

  Cash paid for interest                                        $    339    $    344

Supplemental disclosure of non-cash activity
  Extinguishment of debt in connection with the sale of
   discontinued operations                                      $  3,660    $     --

            See Accompanying Notes to Consolidated Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. III

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

Note A - Organization and Significant Accounting Policies

Organization: Angeles Income Properties, Ltd. III (the "Partnership" or "Registrant") is a California limited partnership organized in May 1983 to acquire and operate residential and commercial real estate properties. The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO") and previously a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia Financial Group, Inc ("Insignia"). Effective February 26, 1999, IPT was merged into AIMCO. See "Note B - Transfer of Control". Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. The Elliott Accommodation Trust and the Elliott Family Partnership, Ltd., California limited partnerships, were the Non-Managing General Partners. Effective December 31, 1997 the Elliott Family Partnership, Ltd., acquired the Elliott Accommodation Trust's general partner interest in the Registrant. The Managing General Partner and the Non-Managing General Partner are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2038, unless terminated prior to such date. As of December 31, 1999, the Partnership operates one residential property in Mississippi.

Principles of Consolidation: The consolidated financial statements of the Partnership include its 99% limited partnership interests in Poplar Square AIP III, L.P. and Poplar Square GP LP. Poplar Square GP LP is the general partner of Poplar Square AIP III and ARC II is the general partner of Poplar Square GP LP. Both general partners of the consolidated partnerships may be removed by the Registrant; therefore, the partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocations and Distributions to Partners: In accordance with the Partnership Agreement, any gain from the sale or other disposition of Partnership assets will be allocated first to the Managing General Partner to the extent of the amount of any Incentive Interest (as defined below) to which the Managing General Partner is entitled. Any gain remaining after said allocation will be allocated to the general partners and limited partners in proportion to their interests in the Partnership; provided that the gain shall first be allocated to Partners with negative account balances, in proportion to such balances, in an amount equal to the sum of such negative capital account balances. The Partnership will allocate other profits and losses 0.5% to the Managing General Partner, 0.5% to the Non-Managing General Partners, and 99% to the Limited Partners.

Except as discussed below, the Partnership will allocate distributions 1% to the general partners and 99% to the limited partners.

Upon the sale or other disposition, or refinancing of any asset of the Partnership, the Distributable Net Proceeds shall be distributed as follows: (i) First, to the Partners in proportion to their interest until the Limited Partners have received proceeds equal to their Original Capital Investment applicable to the property; and (ii) Second, to the Partners until Limited Partners have received distributions from all sources equal to their 6% Cumulative Distribution, (iii) Third, to the Managing General Partner until it has received its Brokerage Compensation; (iv) Fourth, to the Partners in proportion to their interests until the Limited Partners have received distributions from all sources equal to their additional 2% Cumulative Distribution; and (v) Thereafter, 85% to the Partners in proportion to their interests and 15% ("Incentive Interest") to the Managing General Partner.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 year for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Effective January 1, 1999 the Partnership changed its method of accounting to capitalize the costs of exterior painting and major landscaping (see Note K).

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Investment Property: Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were necessary for the years ended December 31, 1999 or 1998.

Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates the apartment provided the tenant has not damaged the space and is current on rental payments.

Leases: The Partnership generally leases apartment units for twelve month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from similar complexes in the area. Concessions are charged against rental income as incurred.

Fair Value: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments approximates their fair value due to the short term maturity of these instruments.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. (See "Note H" for required disclosure).

Advertising: The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $18,000 and $28,000 for the years ended December 31, 1999 and 1998, respectively, were charged to operating expense as incurred.

Reclassifications: Certain reclassifications have been made to the 1998 balances to conform to the 1999 presentation:

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

The following is a reconciliation of reported net income (loss) and Federal taxable income (in thousands, except per unit data):

                                          1999          1998

Net income (loss) as reported            $2,076        $  (16)
Add (deduct):
     Depreciation differences               104            46
     Gain on sale of Poplar Square       (1,697)           --
     Other                                  135            36

Federal taxable income                   $  618        $   66

Federal taxable income per limited
     partnership unit                    $ 7.05        $  .75

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net assets as reported                $ 3,946
Land and buildings                        (61)
Accumulated depreciation                   63
Syndication and distribution costs      5,807
Other                                     737

Net assets - Federal tax basis        $10,492

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates in 1999 and in 1998:

                                                              1999       1998
                                                              (in thousands)

   Property management fees (included in
     operating expense)                                       $ 43       $ 65

   Partnership management fees (included in other
    liabilities, general and administrative expense) (1)        47         27

   Reimbursement for services of affiliates (included in
     investment properties, operating expense and
     general and administrative expense)                        55         92

(1) The Partnership Agreement provides for a fee equal to 10% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services.

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the
Registrant's residential property as compensation for providing property management services. The Registrant paid to such affiliates approximately $43,000 for both the years ended December 31, 1999 and 1998.

For the nine months ended September 30, 1998 affiliates of the Managing General Partner were entitled to receive varying percentages of gross receipts from the Registrant's commercial property for providing property management services. The Registrant paid to such affiliates $22,000 during the nine months ended September 30, 1998. Effective October 1, 1998 (the effective date of the Insignia Merger), these services for the commercial property were performed by an unrelated party.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $55,000 and $92,000 for the years ended December 31, 1999 and 1998, respectively. Included in "Reimbursement for Services of Affiliates" for the year ended December 31, 1998, is approximately $4,000 in leasing commissions paid to an affiliate of the Managing General Partner. No such fees were paid during 1999.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of tender offer, AIMCO and its affiliates currently own 33,554 limited partnership units in the Partnership representing approximately 38.684% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note E - Real Estate and Accumulated Depreciation

                                               Initial Cost
                                              To Partnership
                                              (in thousands)
                                                                      Cost
                                                      Buildings    Capitalized
                                                     and Related    (Removed)
                                                      Personal    Subsequent to
     Description         Encumbrances       Land      Property     Acquisition
                        (in thousands)                            (in thousands)

Lake Forest Apts.         $    --         $  657       $ 3,160       $ 1,103


                      Gross Amount At Which Carried
                          At December 31, 1999
                             (in thousands)


                               Buildings
                              And Related

                               Personal                Accumulated      Date    Depreciable
    Description       Land     Property      Total     Depreciation   Acquired   Life-Years

Lake Forest Apts.   $  657     $ 4,263      $ 4,920     $ 3,122       6/27/84        40


The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 3 to 10 years.

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                                 Years Ended December 31,
                                                   1999           1998
                                                      (in thousands)
Investment Properties

Balance at beginning of year                      $14,566       $14,490
    Property improvements and replacements            124            76
    Sale of discontinued operations                (9,770)           --
Balance at end of year                            $ 4,920       $14,566

Accumulated Depreciation

Balance at beginning of year                      $ 9,940       $ 9,255
    Additions charged to expense                      687           685
    Sale of discontinued operations                (7,505)           --

Balance at end of year                            $ 3,122       $ 9,940

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, is approximately $4,859,000 and $16,478,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $3,059,000 and $10,256,000.

Note F - Sale of Discontinued Operations

On December 30, 1999, Poplar Square Shopping Center located in Medford, Oregon, was sold to an unaffiliated third party for $5,215,000. After closing expenses and other payments (net) of approximately $93,000 and the assumption by the purchaser of the property's mortgage of $3,660,000 the net proceeds received by the Partnership were approximately $1,462,000. Subsequent to December 31, 1999 approximately $1,205,000 of the remaining net sale proceeds were distributed to the partners. The Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $92,000 due to the payment of loan assumption fees and the write off of the remaining unamortized loan costs.

The Poplar Square Shopping Center sale transaction is summarized as follows (amounts in thousands):

Net sales price, net of selling costs           $ 5,034,000
Net real estate (1)                              (2,265,000)
Other assets                                       (493,000)
     Gain on sale of real estate                 $ 2,276,000

(1)   Net of accumulated depreciation of approximately $7,505,000.

Poplar Square was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as income from discontinued operations and gain on sale of discontinued operations for 1999 and 1998 and, accordingly, the statements of operations have been restated to reflect this presentation. Revenues of this property were approximately $976,000 and $1,020,000 for 1999 and 1998, respectively. Loss from operations were approximately $104,000 and $57,000 for 1999 and 1998, respectively.

Note G - Abandonment of Limited Partnership Units

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

Note H - Segment Reporting

Description of the types of products and services from which reportable segment derives its revenues:

The Partnership had two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of one apartment complex located in Mississippi. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consisted of a shopping center located in Oregon, which was sold on December 30, 1999. As a result of the sale of the commercial property during 1999 the commercial segment is shown as discontinued operations. (See "Note F - Sale of Discontinued Operations" for further discussion regarding the commercial property sale).

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the years ended December 31, 1999 and 1998 is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments (in thousands).


                 1999                    Residential   Commercial     Other      Totals
                                                     (discontinued)

Rental income                                $ 803       $   --       $   --      $ 803
Other income                                    25           --           32         57
Depreciation                                   264           --           --        264
General and administrative expense              --           --          232        232
Loss from discontinued operations               --         (104)          --       (104)
Gain on sale of discontinued
  operations                                    --        2,276           --      2,276
Loss on early extinguishment of debt            --          (92)          --        (92)
Segment profit (loss)                          196        2,080         (200)     2,076
Total assets                                 2,322           --        1,896      4,218
Capital expenditures for investment
  property                                     124           --           --        124

                 1998                   Residential    Commercial     Other      Totals
                                                      (discontinued)
Rental income                               $ 812         $ --         $ --       $ 812
Other income                                   27            --           40         67
Depreciation                                  261            --           --        261
General and administrative expense             --            --          198        198
Loss from discontinued operations              --           (57)          --        (57)
Segment profit (loss)                         199           (57)        (158)       (16)
Total assets                                2,057         3,582        1,116      6,755
Capital expenditures for investment
  properties                                   55            21           --         76


Note I - Distributions

The Partnership made a cash distribution from operations of approximately $1,000,000 (approximately $990,000 was paid to limited partners, or $11.41 per limited partnership unit), during the year ended December 31, 1999. Cash distributions of approximately $247,000 were paid during the year ended December 31, 1998, of which $2,000 ($.02 per limited partnership unit) was paid from operations for the year ended December 31, 1998 and $245,000 was paid in relation to a distribution payable as of December 31, 1997. Subsequent to December 31, 1999 a cash distribution of approximately $1,275,000 ($1,262,000 to the limited partners or $14.55 per limited partnership unit) was approved and paid. Approximately $70,000 of this was from operations and approximately $1,205,000 was from sale proceeds.

Note J - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note K - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was not material. The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosures

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

The names of the director and executive officers of ARC II, their ages and the nature of all positions with ARC II presently held are as follows:

Name                        Age    Position

Patrick J. Foye              42    Executive Vice President and Director
Martha L. Long               40    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Forms 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO Properties, L.P. and its joint filers failed to timely file a Form 3 with respect to its acquisition of Units and AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

Item 10. Executive Compensation

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the Managing General Partner.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1999.

Entity                                  Number of Units      Percentage

AIMCO Properties LLP
 (an affiliate of AIMCO)                     22,079            25.455%

Cooper River Properties, LLC
 (an affiliate of AIMCO)                     11,470            13.224%

Insignia Properties LP
 (an affiliate of AIMCO)                          5              .005%

Cooper River Properties LLC and Insignia Properties LP are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602. AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No director or officer of the Managing General Partner owns any Units. The Managing General Partner owns 100 Units as required by the terms of the Partnership Agreement governing the Partnership.

Item 12. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates in 1999 and in 1998:

                                                              1999       1998
                                                              (in thousands)

   Property management fees                                   $ 43       $ 65

   Partnership management fees (1)                              47         27

   Reimbursement for services of affiliates                     55         92

(1) The Partnership Agreement provides for a fee equal to 10% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services.

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts of the Registrant's residential property as compensation for providing property management services. The Registrant paid to such affiliates approximately $43,000 for both the years ended December 31, 1999 and 1998.

For the nine months ended September 30, 1998 affiliates of the Managing General Partner were entitled to receive varying percentages of gross receipts from the Registrant's commercial property for providing property management services. The Registrant paid to such affiliates $22,000 for the nine months ended September 30, 1998. Effective October 1, 1998 (the effective date of the Insignia Merger), these services for the commercial properties were performed by an unrelated party.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $55,000 and $92,000 for the years ended December 31, 1999 and 1998, respectively. Included in "Reimbursement for Services of Affiliates" for the year ended December 31, 1998, is approximately $4,000 in leasing commissions paid to an affiliate of the Managing General Partner. No such fees were paid during 1999.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 33,554 limited partnership units in the Partnership representing approximately 38.684% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

(a)   Exhibits:

      18    Independent   Accountants'   Preferability   Letter  for  Change  in
            Accounting Principle, filed as an exhibit to this report.

      27    Financial Data Schedule, filed as an exhibit to this report.

(b)   Reports on Form 8-K filed in the fourth quarter of year 1999:

      Form 8-K dated December 30, 1999 disclosing sale of Poplar Square Shopping Center to SB Management Corporation.

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

/s/Patrick J. Foye        Executive Vice President    Date:
Patrick J. Foye           and Director


/s/Martha L. Long         Senior Vice President       Date:
Martha L. Long            and Controller

                       ANGELES INCOME PROPERTIES, LTD. III

                                  EXHIBIT INDEX

Exhibit Number    Description of Exhibit

      3.1 Amended Certificate and Agreement of the Limited Partnership file in Form S-11 dated June 2, 1983, which is incorporated herein by reference.

      10.1 Agreement of Purchase and of Real Property with Exhibits - Lake Forest Apartments filed in Form 8K dated June 28, 1984, which is incorporated herein by reference

      10.3        Agreement of Purchase and Sale of Real  Property with Exhibits
                  - Poplar Square Shopping Center filed in Form 8K dated May 15, 1985, incorporated herein by reference.

      10.4        Agreement of Purchase and Sale of Real  Property with Exhibits
                  - Northtown Mall filed in Form 8K dated July 15, 1985, which is incorporated herein by reference

      10.5 General Partnership Agreement of Northtown Partners filed in Form 10-K dated October 31, 1986, which is incorporated herein by reference.

      10.11 Promissory Note - Northtown Mall filed in Form 10-K dated December 31, 1990, which is incorporated herein by reference.

      10.12 Stock Purchase Agreement dated November 24, 1992 showing the purchase of 100% of the outstanding stock of Angeles Realty Corporation II, a subsidiary of MAE GP Corporation, filed in Form 8-K dated December 31, 1993, which is incorporated herein by reference.

      10.15 Promissory Note-dated October 31, 1996, between Poplar Square AIP III. L.P., and Union Capital Investments, LLC.

      10.16 Purchase and Sale Contract between Poplar Square AIP III, L.P. and SB Management Corporation dated August 12, 1999 filed in Form 8-K dated December 30, 1999, which is incorporated herein by reference.

      10.17 Amendment to Purchase and Sale Contract between Poplar Square AIP III, L.P. and SB Management Corporation filed in Form 8-K dated December 30, 1999, which is incorporated herein by reference.

      10.18 Second Amendment to Purchase and Sale Contract between Poplar Square AIP III, L.P. and SB Management Corporation filed in Form 8-K dated December 30, 1999, which is incorporated herein by reference.

      10.19 Third Amendment to Purchase and Sale Contract between Poplar Square AIP III, L.P. and SB Management Corporation filed in Form 8-K dated December 30, 1999, which is incorporated herein by reference.

      10.20 Fourth Amendment to Purchase and Sale Contract between Poplar Square AIP III, L.P. and SB Management Corporation filed in Form 8-K dated December 30, 1999, which is incorporated herein by reference.

      16.1 Letter from Registrant's former accountant regarding its concurrence with the statements made by the Registrant is incorporated by reference to the Exhibit filed with Form 8-K dated September 1, 1993.

      18 Independent Accountants' Preferability Letter for Change in Accounting Principle.

      27          Financial Data Schedule.

                                                                      Exhibit 18

February 7, 2000


Mr. Patrick J. Foye
Executive Vice President
Angeles Realty Corporation II

Managing General Partner of Angeles Income Properties, Ltd. III
55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note K of Notes to the Consolidated Financial Statements of Angeles Income Properties, Ltd. III included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the Managing General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                               Very truly yours,
                                                            /s/Ernst & Young LLP