Form 10QSB
period 2000-03-31
ANGELES INCOME PROPERTIES LTD III
filed 2000-05-15
CIK 720460

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

                   For the quarterly period ended March 31, 2000


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

                                   (Unaudited)

                          (in thousands, except unit data)

                                 March 31, 2000

Assets

   Cash and cash equivalents                                             $   987
   Receivables and deposits                                                   89
   Other assets                                                               14
   Investment property
      Land                                                 $   657
      Buildings and related personal property                4,279
                                                             4,936

      Less accumulated depreciation                         (3,190)        1,746
                                                                         $ 2,836

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                      $     5
   Tenant security deposit liabilities                                        20
   Accrued property taxes                                                     12
   Other liabilities                                                         104
Partners' (Deficit) Capital

   General partners                                         $ (6)
   Limited partners (86,738 units issued and
      outstanding)                                           2,701         2,695
                                                                         $ 2,836

            See Accompanying Notes to Consolidated Financial Statements


b)

                        ANGELES INCOME PROPERTIES, LTD. III
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                                          Three Months Ended
                                                               March 31,
                                                           2000       1999
                                                                   (restated)
Revenues:
   Rental income                                         $   205   $   202
   Other income                                               16        17
      Total revenues                                         221       219

Expenses:
   Operating                                                  89        91
   General and administrative                                 29        43
   Depreciation                                               68        64
   Property taxes                                             11         9
      Total expenses                                         197       207
Income from continuing operations                             24        12
Loss from discontinued operations                             --       (47)
Net income (loss)                                        $    24   $   (35)

Net income (loss) allocated to general partners (1%)     $    --   $    (1)

Net income (loss) allocated to limited partners (99%)         24       (34)

                                                         $    24   $   (35)
Net income (loss) per limited partnership unit:

  Income from continuing operations                      $   .28   $   .14
  Income (loss) from discontinued operations                  --      (.53)
Net income (loss) per limited partnership unit           $   .28   $  (.39)

Distributions per limited partnership unit               $ 14.55   $    --

            See Accompanying Notes to Consolidated Financial Statements

c)

                        ANGELES INCOME PROPERTIES, LTD. III
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          86,920         $   1        $43,460    $43,461

Partners' capital
   at December 31, 1999                 86,738         $   7        $ 3,939    $ 3,946

Distributions to partners                   --           (13)        (1,262)    (1,275)

Net income for the three months
   ended March 31, 2000                     --            --             24         24

Partners' (deficit) capital
   at March 31, 2000                    86,738         $  (6)       $ 2,701    $ 2,695

            See Accompanying Notes to Consolidated Financial Statements


                        ANGELES INCOME PROPERTIES, LTD. III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)


                                                              Three Months Ended
                                                                   March 31,
                                                               2000         1999
Cash flows from operating activities:

  Net income (loss)                                            $   24      $   (35)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Bad debt expense                                                --           50
   Depreciation                                                    68          170
   Amortization of loan costs and leasing commissions              --            9
   Change in accounts:
      Receivables and deposits                                     71          (95)
      Other assets                                                 (7)          31
      Accounts payable                                            (28)          18
      Tenant security deposit liabilities                          --           (1)
      Accrued property taxes                                      (27)           9
      Other liabilities                                           (76)         (29)

          Net cash provided by operating activities                25          127

Cash flows from investing activities:

  Property improvements and replacements                          (16)         (24)
  Net deposits to restricted escrows                               --           (5)

          Net cash used in investing activities                   (16)         (29)

Cash flows from financing activities:

  Payments on mortgage note payable                                --          (12)
  Distributions to partners                                    (1,275)          --

          Net cash used in financing activities                (1,275)         (12)

Net (decrease) increase in cash and cash equivalents           (1,266)          86

Cash and cash equivalents at beginning of period                2,253        1,347

Cash and cash equivalents at end of period                     $ 987       $ 1,433

Supplemental disclosure of cash flow information:

  Cash paid for interest                                       $ --        $    85

            See Accompanying Notes to Consolidated Financial Statements

e)

                        ANGELES INCOME PROPERTIES, LTD. III
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the
"Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Note C - Discontinued Operations

Poplar Square Shopping Center was the only commercial property of the Partnership and was one segment of the Partnership's operations. Due to the sale of this property in December 1999, the operating results of this property have been shown as loss from discontinued operations for the three months ended March 31, 2000 and 1999 and, accordingly, the 1999 statement of operations has been restated to reflect this presentation. Revenues of this property were approximately $216,000 for the three months ended March 31, 1999 and the Partnership realized a loss from discontinued operations of approximately $47,000 for the same period.

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

The following payments were made to the Managing General Partner and affiliates during the three months ended March 31, 2000 and 1999:

                                                              2000       1999
                                                              (in thousands)

   Property management fees (included in
     operating expenses)                                      $ 10       $ 11
   Partnership management fee (included in other
      liabilities)                                              47         --
   Reimbursement for services of affiliates
     (included in general and administrative
      expenses)                                                 13         21

During the three months ended March 31, 2000 and 1999 affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the
Registrant's residential property as compensation for providing property management services. The Registrant paid to such affiliates approximately $10,000 and $11,000 for the three months ended March 31, 2000 and 1999, respectively.

The Partnership Agreement provides for a fee equal to 10% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. This fee is calculated and accrued annually. A fee of approximately $47,000 was earned for the twelve months ended December 31, 1999 and is included in other liabilities at March 31, 2000.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $13,000 and $21,000 for the three months ended March 31, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 33,632 limited partnership units in the Partnership representing 38.774% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note E - Distributions

The Partnership paid a cash distribution from sale proceeds of approximately $1,205,000 (approximately $1,193,000 to the limited partners, or $13.75 per limited partnership unit) and from operations of approximately $70,000 (approximately $69,000 to the limited partners, or $.80 per limited partnership unit), during the three months ended March 31, 2000. No distributions were paid during the three months ended March 31, 1999.

Note F - Segment Reporting

Description of the types of products and services from which reportable segment derives its revenues:

The Partnership had two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of one apartment complex located in Mississippi. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consisted of a shopping center located in Oregon, which was sold on December 30, 1999. As a result of the sale of the commercial property during 1999, the commercial segment is shown as discontinued operations.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segments are investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the three months ended March 31, 2000 and 1999 is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments (in thousands).

                  2000

                                          Residential  Commercial    Other    Totals
                                                       (discontinued)
Rental income                              $    205       $    -     $  -     $  205
Other income                                      7            -        9         16
Depreciation                                     68            -        -         68
General and administrative expense                -            -       29         29
Segment profit (loss)                            44            -      (20)        24
Total assets                                  2,319            -      517      2,836
Capital expenditures for investment
  property                                       16            -        -         16


                  1999

                                          Residential  Commercial    Other    Totals
                                                       (discontinued)
Rental income                              $    202       $    -     $  -     $  202
Other income                                      5            -       12         17
Depreciation                                     64            -        -         64
General and administrative expense                -            -       43         43
Loss from discontinued operations                 -          (47)       -        (47)
Segment profit (loss)                            43          (47)     (31)       (35)
Total assets                                  2,111        3,429    1,165      6,705
Capital expenditures for investment
  properties                                     24            -        -         24

Note G - Legal Proceedings

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2000 and 1999:

                                         Average Occupancy

Property                                 2000        1999

Lake Forest Apartments                    93%         91%
   Brandon, Mississippi

Results from Operations

The Registrant's net income for the three month period ended March 31, 2000 was approximately $24,000 as compared to a net loss of approximately $35,000 for the three months ended March 31, 1999. The increase in net income is primarily attributable to the loss from discontinued operations of approximately $47,000 for the three months ended March 31, 1999. The decrease in the loss from discontinued operations is due to the sale of the property in December of 1999. Poplar Square was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as loss from discontinued operations for the three months ended March 31, 1999 and, accordingly, the 1999 statement of operations has been restated to reflect this presentation.

The Registrant's income from continuing operations for the three months ended March 31, 2000 was approximately $24,000 as compared to approximately $12,000 for the three months ended March 31, 1999. The increase in income from continuing operations is primarily attributable to a decrease in total expenses. The decrease in total expenses is primarily attributable to a decrease in general and administrative expense. General and administrative expenses decreased primarily due to a decrease in legal expenses due to the settlement of lawsuits in 1999 as disclosed in the Partnership's March 31, 1999 Form 10-QSB and reduced reimbursements to the Managing General Partner. Included in general and administrative expenses for the three months ended March 31, 2000 and 1999 are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2000, the Registrant had cash and cash equivalents of approximately $987,000 as compared to approximately $1,433,000 at March 31, 1999. The net decrease in cash and cash equivalents was approximately $1,266,000 from the Registrant's year ended December 31, 1999. The decrease in cash and cash equivalents was due to approximately $1,275,000 of cash used in financing activities and approximately $16,000 of cash used in investing activities, which was partially offset by approximately $25,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners. Cash used in investing activities consisted of property improvements and replacements. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Partnership's property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for the Registrant's property are detailed below.

Lake Forest Apartments: The Partnership budgeted approximately $59,000 for capital improvements at Lake Forest Apartments for the year 2000 consisting primarily of appliance replacements, air conditioning unit replacements, floor covering replacements and structural improvements. As of March 31, 2000 the property has spent approximately $16,000 on capital expenditures, consisting primarily of appliance replacements, major landscaping and roof improvements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant.

The Partnership paid a cash distribution from sale proceeds of approximately $1,205,000 (approximately $1,193,000 to the limited partners, or $13.75 per limited partnership unit) and from operations of approximately $70,000 (approximately $69,000 to the limited partners, or $.80 per limited partnership unit), during the three months ended March 31, 2000. No distributions were paid during the three months ended March 31, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, mortgage financing, and/or the sale of the property. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit additional distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part 1 - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  A Form  8-K  dated  December  30,  1999  was  filed  with  the
                  Securities  and  Exchange   Commission  on  January  13,  2000
                  disclosing the sale of Poplar Square Shopping Center.

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

                               Date:     May 15, 2000