Form 10QSB
period 2000-06-30
ANGELES INCOME PROPERTIES LTD III
filed 2000-08-09
CIK 720460

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

                    For the quarterly period ended June 30, 2000


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

                                   (Unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                                 $   149
   Receivables and deposits                                                       81
   Other assets                                                                   11
   Investment property:
      Land                                                     $   657
      Buildings and related personal property                    4,285
                                                                 4,942

      Less accumulated depreciation                             (3,257)        1,685
                                                                            $  1,926

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                         $      5
   Tenant security deposit liabilities                                            24
   Accrued property taxes                                                         22
   Other liabilities                                                              50
Partners' (Deficit) Capital

   General partners                                            $   (14)
   Limited partners (86,738 units issued and
      outstanding)                                               1,839         1,825
                                                                             $ 1,926

            See Accompanying Notes to Consolidated Financial Statements

b)

                        ANGELES INCOME PROPERTIES, LTD. III
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                         Three Months Ended         Six Months Ended
                                              June 30,                  June 30,
                                         2000          1999         2000         1999
Revenues:                                           (restated)                (restated)
   Rental income                       $  218        $  192       $  423       $  394
   Other income                            40            14           56           31
      Total revenues                      258           206          479          425

Expenses:
   Operating                               85            85          174          176
   General and administrative              36            43           65           86
   Depreciation                            67            65          135          129
   Property taxes                          10            10           21           19
      Total expenses                      198           203          395          410

Income from continuing operations          60             3           84           15
Income (loss) from discontinued
  operations                               --             8           --          (39)

Net income (loss)                      $   60        $   11       $   84       $  (24)

Net income allocated

   to general partners (1%)            $    1        $   --       $    1       $   --
Net income (loss) allocated
   to limited partners (99%)               59            11           83          (24)

                                       $   60        $   11       $   84       $  (24)
Per limited partnership unit:

Income from continuing operations      $  .68        $  .04       $  .96       $  .17
Income (loss) from discontinued
   operations                              --           .09           --         (.45)
Net income (loss)                      $  .68        $  .13       $  .96       $ (.28)
Distributions per limited
   partnership unit                    $10.62        $   --       $25.17       $   --

            See Accompanying Notes to Consolidated Financial Statements

c)

                        ANGELES INCOME PROPERTIES, LTD. III
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         86,920          $ 1        $43,460    $43,461

Partners' capital
   at December 31, 1999                 86,738         $ 7        $ 3,939    $ 3,946

Distributions to partners                   --           (22)      (2,183)    (2,205)

Net income for the six months
   ended June 30, 2000                      --             1           83         84

Partners' (deficit) capital
   at June 30, 2000                     86,738        $ (14)      $ 1,839    $ 1,825

            See Accompanying Notes to Consolidated Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)


                                                                  Six Months Ended
                                                                      June 30,

                                                                  2000        1999
Cash flows from operating activities:

  Net income (loss)                                              $   84       $  (24)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Bad debt expense                                                  --           55
   Depreciation                                                     135          341
   Amortization of loan costs and leasing commissions                --           20
   Change in accounts:
      Receivables and deposits                                       79         (155)
      Other assets                                                   (4)          37
      Accounts payable                                              (28)          12
      Tenant security deposit liabilities                             4           --
      Accrued property taxes                                        (17)          19
      Other liabilities                                            (130)         (28)

          Net cash provided by operating activities                 123          277

Cash flows from investing activities:

  Property improvements and replacements                            (22)         (40)
  Net deposits to restricted escrows                                 --          (15)
  Lease commissions paid                                             --          (33)

          Net cash used in investing activities                     (22)         (88)

Cash flows from financing activities:

  Payments on mortgage note payable                                  --          (24)
  Distributions to partners                                      (2,205)          --

          Net cash used in financing activities                  (2,205)         (24)

Net (decrease) increase in cash and cash equivalents             (2,104)         165

Cash and cash equivalents at beginning of period                  2,253        1,347

Cash and cash equivalents at end of period                      $   149      $ 1,512

Supplemental disclosure of cash flow information:

  Cash paid for interest                                        $    --      $   170

            See Accompanying Notes to Consolidated Financial Statements

e)

                        ANGELES INCOME PROPERTIES, LTD. III
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the
"Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Note C - Discontinued Operations

Poplar Square Shopping Center was the only commercial property of the Partnership and was one segment of the Partnership's operations. Due to the sale of this property in December 1999, the operating results of this property have been shown as income (loss) from discontinued operations for the three and six month periods ended June 30, 1999 and, accordingly, the 1999 statement of operations has been restated to reflect this presentation. Revenues of this property were approximately $277,000 and $493,000 for the three and six months ended June 30, 1999, respectively. The Partnership realized income from discontinued operations of approximately $8,000 and a loss from discontinued operations of approximately $39,000 for the three and six months ended June 30, 1999, respectively.

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

The following payments were made to the Managing General Partner and affiliates during the six months ended June 30, 2000 and 1999:

                                                              2000       1999
                                                              (in thousands)

   Property management fees (included in
     operating expenses)                                      $ 22       $ 21
   Reimbursement for services of affiliates
     (included in general and administrative
      expenses)                                                 19         26

During the six months ended June 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the
Registrant's residential property as compensation for providing property management services. The Registrant paid to such affiliates approximately
$22,000 and $21,000 for the six months ended June 30, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $19,000 and $26,000 for the six months ended June 30, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 34,021 limited partnership units in the Partnership representing 39.223% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note E - Distributions

The Partnership paid a cash distribution from sale proceeds of Poplar Square Shopping Center of approximately $1,205,000 (approximately $1,193,000 to the limited partners or $13.76 per limited partnership unit) and from operations of approximately $1,000,000 (approximately $990,000 to the limited partners, or $11.41 per limited partnership unit), during the six months ended June 30, 2000. No distributions were paid during the six months ended June 30, 1999.

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

Segment information for the three and six month periods ended June 30, 2000 and 1999 is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments (in thousands).


    Three months ended June 30, 2000
                                          Residential  Commercial    Other    Totals
                                                       (discontinued)
Rental income                              $    218       $   --     $ --     $  218
Other income                                     37           --        3         40
Depreciation                                     67           --       --         67
General and administrative expense               --           --       36         36
Segment profit (loss)                            93           --      (33)        60


    Three months ended June 30, 1999
                                          Residential  Commercial    Other    Totals
                                                       (discontinued)
                                                       (restated)
Rental income                              $    192       $   --     $ --     $  192
Other income                                      5           --        9         14
Depreciation                                     65           --       --         65
General and administrative expense               --           --       43         43
Income from discontinued operations              --            8       --          8
Segment profit (loss)                            37            8      (34)        11


     Six months ended June 30, 2000
                                          Residential  Commercial    Other    Totals
                                                       (discontinued)
Rental income                              $    423       $   --     $ --     $  423
Other income                                     44           --       12         56
Depreciation                                    135           --       --        135
General and administrative expense               --           --       65         65
Segment profit (loss)                           137           --      (53)        84
Total assets                                  1,847           --       79      1,926
Capital expenditures for investment
  property                                       22           --       --         22


     Six months ended June 30, 1999
                                          Residential  Commercial    Other    Totals
                                                       (discontinued)
                                                       (restated)
Rental income                              $    394       $   --   $   --     $  394
Other income                                     10           --       21         31
Depreciation                                    129           --       --        129
General and administrative expense               --           --       86         86
Loss from discontinued operations                --          (39)      --        (39)
Segment profit (loss)                            80          (39)     (65)       (24)
Total assets                                  2,150        3,351    1,209      6,710
Capital expenditures for investment
  properties                                     40           --       --         40

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2000 and 1999:

                                         Average Occupancy

Property                                 2000        1999

Lake Forest Apartments                    94%         92%
   Brandon, Mississippi

Results from Operations

The Registrant's net income for the six months ended June 30, 2000 was approximately $84,000 as compared to a net loss of approximately $24,000 for the six months ended June 30, 1999. The Registrant's net income for the three months ended June 30, 2000 was approximately $60,000 as compared to net income of approximately $11,000 for the three months ended June 30, 1999. The increase in net income for the six months ended June 30, 2000 is partially attributable to the loss from discontinued operations of approximately $39,000 for the six months ended June 30, 1999. The decrease in the loss from discontinued operations is due to the sale of the Partnership's sole commercial property in December of 1999. Poplar Square was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as income (loss) from discontinued operations for the three and six months ended June 30, 1999 and, accordingly, the 1999 statements of operations have been restated to reflect this presentation.

The Registrant's income from continuing operations for the six months ended June 30, 2000 was approximately $84,000 as compared to approximately $15,000 for the six months ended June 30, 1999. The Registrant's income from continuing operations for the three months ended June 30, 2000 was approximately $60,000 as compared to approximately $3,000 for the three months ended June 30, 1999. The increase in income from continuing operations is primarily attributable to an increase in total revenue and, to a lesser extent, a decrease in total expense. The increase in total revenue is the result of an increase in both rental and other income. The increase in rental income is primarily attributable to an increase in occupancy and average rental rates at the Partnership's remaining investment property. The increase in other income is primarily attributable to an increase in interest income resulting from an increase in average cash balances. The decrease in total expenses is primarily attributable to a decrease in general and administrative expense. This decrease is primarily due to decreases in reimbursements to the Managing General Partner and mailing costs related to investor communications.

Included in general and administrative expenses for the six months ended June 30, 2000 and 1999 are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 2000, the Registrant had cash and cash equivalents of approximately $149,000 as compared to approximately $1,512,000 at June 30, 1999. The net decrease in cash and cash equivalents was approximately $2,104,000 for the six months June 30, 2000, from the Registrant's fiscal year end. The decrease in cash and cash equivalents is due to approximately $2,205,000 of cash used in financing activities and approximately $22,000 of cash used in investing activities, partially offset by approximately $123,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners. Cash used in investing activities consisted of property improvements and replacements. The Registrant invests its working capital reserves in a money market account.

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

Lake Forest Apartments: The Partnership budgeted approximately $59,000 for capital improvements at Lake Forest Apartments for the year 2000 consisting primarily of appliance replacements, air conditioning unit replacements, floor covering replacements and structural improvements. As of June 30, 2000 the property has spent approximately $22,000 on capital expenditures, consisting primarily of appliance replacements, major landscaping and roof improvements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

The Partnership paid a cash distribution from sale proceeds of Poplar Square Shopping Center of approximately $1,205,000 (approximately $1,193,000 to the limited partners or $13.76 per limited partnership unit) and from operations of approximately $1,000,000 (approximately $990,000 to the limited partners or $11.41 per limited partnership unit), during the six months ended June 30, 2000. No distributions were paid during the six months ended June 30, 1999. The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, mortgage financing, and/or the sale of the property. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit additional distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2000.

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

                              Date:      August 9, 2000