Form 10QSB
period 2000-09-30
ANGELES INCOME PROPERTIES LTD III
filed 2000-11-13
CIK 720460

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

                 For the quarterly period ended September 30, 2000


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
                          (in thousands, except unit data)

                               September 30, 2000



Assets
   Cash and cash equivalents                                                 $   275
   Receivables and deposits (net of $175 allowance for
      doubtful accounts)                                                          25
   Other assets                                                                   11
   Investment property:
      Land                                                     $   657
      Buildings and related personal property                    4,298
                                                                 4,955
      Less accumulated depreciation                             (3,323)       1,632
                                                                            $ 1,943

Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                           $    3
   Tenant security deposit liabilities                                            23
   Accrued property taxes                                                         31
   Other liabilities                                                              86
Partners' (Deficit) Capital
   General partners                                             $  (14)
   Limited partners (86,738 units issued and
      outstanding)                                               1,814        1,800
                                                                            $ 1,943

            See Accompanying Notes to Consolidated Financial Statements

b)

                        ANGELES INCOME PROPERTIES, LTD. III
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                            Three Months Ended          Nine Months Ended
                                               September 30,              September 30,
                                             2000          1999         2000          1999
Revenues:                                               (Restated)                 (Restated)
  Rental income                             $  215         $ 207         $ 638        $ 601
  Other income                                  12            16            68           47
      Total revenues                           227           223           706          648

Expenses:
  Operating                                     86            76           260          252
  General and administrative                    41            30           106          116
  Depreciation                                  66            64           201          193
  Property taxes                                 9            10            30           29
      Total expenses                           202           180           597          590

Income from continuing operations               25            43           109           58
(Loss) income from discontinued
  operations                                   (50)            9           (50)         (30)

Net (loss) income                           $  (25)         $ 52         $  59         $ 28

Net income allocated to general
  partners (1%)                              $  --          $ --          $  1         $ --
Net (loss) income allocated to
  limited partners (99%)                       (25)           52            58           28

                                            $  (25)         $ 52         $  59         $ 28
Per limited partnership unit:
  Income from continuing operations         $ 0.29        $ 0.50       $  1.25       $ 0.66
  (Loss) income from discontinued
   operations                                (0.58)         0.10         (0.58)       (0.34)

Net (loss) income                          $ (0.29)       $ 0.60       $  0.67       $ 0.32

Distributions per limited
  partnership unit                           $  --       $ 11.41       $ 25.17      $ 11.41

            See Accompanying Notes to Consolidated Financial Statements

c)

                        ANGELES INCOME PROPERTIES, LTD. III
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         86,920          $   1      $43,460    $43,461

Partners' capital
   at December 31, 1999                86,738          $   7      $ 3,939    $ 3,946

Distributions to partners                  --            (22)      (2,183)    (2,205)

Net income for the nine months
   ended September 30, 2000                --              1           58         59

Partners' (deficit) capital
   at September 30, 2000               86,738         $ (14)      $ 1,814    $ 1,800

            See Accompanying Notes to Consolidated Financial Statements

d)

                        ANGELES INCOME PROPERTIES, LTD. III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                   Nine Months Ended
                                                                     September 30,
                                                                    2000        1999
Cash flows from operating activities:
  Net income                                                        $ 59        $  28
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                     201          511
     Amortization of loan costs and leasing commissions                --           29
     Change in accounts:
      Receivables and deposits                                        135         (146)
      Other assets                                                     (4)          38
      Accounts payable                                                (30)           7
      Tenant security deposit liabilities                               3            1
      Accrued property taxes                                           (8)          56
      Other liabilities                                               (94)         (20)
          Net cash provided by operating activities                   262          504

Cash flows from investing activities:
  Property improvements and replacements                              (35)         (69)
  Net deposits to restricted escrows                                   --          (21)
  Lease commissions paid                                               --          (21)
          Net cash used in investing activities                       (35)        (111)

Cash flows from financing activities:
  Payments on mortgage note payable                                    --          (37)
  Distributions to partners                                        (2,205)      (1,000)
          Net cash used in financing activities                    (2,205)      (1,037)

Net decrease in cash and cash equivalents                          (1,978)        (644)

Cash and cash equivalents at beginning of period                    2,253        1,347

Cash and cash equivalents at end of period                         $  275        $ 703

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $  --        $ 255

            See Accompanying Notes to Consolidated Financial Statements

e)

                        ANGELES INCOME PROPERTIES, LTD. III
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the
"Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Certain reclassifications have been made to the 1999 balances to conform to the 2000 presentation.

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

Note C - Discontinued Operations

Poplar Square Shopping Center was the only commercial property of the Partnership and was one segment of the Partnership's operations. Due to the sale of this property in December 1999, the operating results of this property have been shown as income (loss) from discontinued operations for the three and nine month periods ended September 30, 1999 and, accordingly, the 1999 consolidated statement of operations has been restated to reflect this presentation. Revenues of this property were approximately $286,000 and $779,000 for the three and nine months ended September 30, 1999, respectively. Due to the sale, no revenue was recorded in 2000. For the three and nine months ended September 30, 2000, the Partnership realized a loss from discontinued operations of approximately $50,000. The Partnership realized income from discontinued operations of approximately $9,000 and a loss from discontinued operations of approximately $30,000 for the three and nine months ended September 30, 1999, respectively.

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

The following payments were made to the Managing General Partner and affiliates during the nine months ended September 30, 2000 and 1999:

                                                              2000       1999
                                                              (in thousands)
   Property management fees (included in operating
     expenses)                                                $ 34       $ 32
   Reimbursement for services of affiliates (included
     in general and administrative expenses)                    41         42

During the nine months ended September 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Registrant's residential property as compensation for providing property management services. The Registrant paid to such affiliates approximately $34,000 and $32,000 for the nine months ended September 30, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $41,000 and $42,000 for the nine months ended September 30, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 36,580 limited partnership units in the Partnership representing 42.173% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 42.173% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note E - Distributions

The Partnership paid a cash distribution from sale proceeds of Poplar Square Shopping Center of approximately $1,205,000 (approximately $1,193,000 to the limited partners or $13.76 per limited partnership unit) and from operations of approximately $1,000,000 (approximately $990,000 to the limited partners, or $11.41 per limited partnership unit), during the nine months ended September 30, 2000. The Partnership paid an operating cash distribution of approximately $1,000,000 (approximately $990,000 to the limited partners or $11.41 per limited partnership unit) during the nine months ended September 30, 1999.

Subsequent to September 30, 2000, a cash distribution was approved and paid from operations of approximately $137,000 of which approximately $135,000 was paid to the limited partners ($1.56 per limited partnership unit).

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999 is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments (in thousands).


      Three Months Ended
      September 30, 2000        Residential     Commercial       Other       Totals
                                              (discontinued)
Rental income                      $  215           $  --          $ --       $ 215
Other income                           11              --             1          12
Depreciation                           66              --            --          66
General and administrative
  expense                              --              --            41          41
Loss from discontinued
  operations                           --             (50)           --         (50)
Segment profit (loss)                  65             (50)          (40)        (25)


      Nine Months Ended
      September 30, 2000        Residential     Commercial       Other       Totals
                                              (discontinued)
Rental income                      $  638           $  --          $ --       $ 638
Other income                           55              --            13          68
Depreciation                          201              --            --         201
General and administrative
  expense                              --              --           106         106
Loss from discontinued
  operations                           --             (50)           --         (50)
Segment profit (loss)                 202             (50)          (93)         59
Total assets                        1,836              --           107       1,943
Capital expenditures for
  investment property                  35              --            --          35

      Three Months Ended
      September 30, 1999        Residential     Commercial       Other       Totals
                                              (discontinued)
Rental income                      $  207           $  --          $ --        $ 207
Other income                            9              --             7           16
Depreciation                           64              --            --           64
General and administrative             --              --            30           30
  expense
Income from discontinued
  operations                           --               9            --            9
Segment profit (loss)                  66               9           (23)          52

      Nine Months Ended
      September 30, 1999        Residential     Commercial       Other       Totals
                                              (discontinued)
Rental income                      $  601           $  --          $ --       $ 601
Other income                           19              --            28          47
Depreciation                          193              --            --         193
General and administrative
  expense                              --              --           116         116
Loss from discontinued
  operations                           --             (30)           --         (30)
Segment profit (loss)                 146             (30)          (88)         28
Total assets                        2,251           3,334           205       5,790
Capital expenditures for
  investment properties                69              --            --          69

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2000 and 1999:

                                         Average Occupancy
Property                                 2000        1999

Lake Forest Apartments                    94%         92%
   Brandon, Mississippi

Results from Operations

The Registrant's net income for the nine months ended September 30, 2000 was approximately $59,000 as compared to approximately $28,000 for the nine months ended September 30, 1999. The Registrant's net loss for the three months ended September 30, 2000 was approximately $25,000 as compared to net income of approximately $52,000 for the three months ended September 30, 1999. Poplar Square was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property in December 1999, the results of the commercial segment have been shown as income
(loss) from discontinued operations for the three and nine months ended September 30, 1999 and, accordingly, the 1999 consolidated statements of operations have been restated to reflect this presentation.

The Registrant's income from continuing operations for the nine months ended September 30, 2000 was approximately $109,000 as compared to approximately $58,000 for the nine months ended September 30, 1999. The Registrant's income from continuing operations for the three months ended September 30, 2000 was approximately $25,000 as compared to income from continuing operations of approximately $43,000 for the three months ended September 30, 1999. The increase in income from continuing operations for the nine months ended
September 30, 2000 as compared to the corresponding period in 1999 is attributable to an increase in total revenues offset by an increase in total expenses. The increase in total revenues is the result of an increase in other and rental income. Other income increased due to an increase in miscellaneous income. The increase in rental revenue was the result of an increase in occupancy and average rental rates at the Partnership's remaining investment property. The increase in total expenses is primarily attributable to an increase in operating and depreciation expenses offset by a decrease in general and administrative expense. The increase in operating expense is primarily due to an increase in employee benefits at Lake Forest Apartments. The increase in depreciation expense is due to new depreciable assets being placed into service at the Partnership's investment property. The decrease in general and administrative expense is primarily due to decreases in fees and licenses expense and administrative expenses associated with managing the Partnership.

The decrease in income from continuing operations for the three months ended September 30, 2000 as compared to the corresponding period in 1999 is attributable to an increase in total expenses. Total expenses increased due to increases in operating expense, as discussed above, and an increase in general and administrative expense. General and administrative expense increased due to an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement.

Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expense for the nine months ended September 30, 2000 and 1999.

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

Liquidity and Capital Resources

At September 30, 2000, the Registrant had cash and cash equivalents of approximately $275,000 as compared to approximately $703,000 at September 30, 1999. The net decrease in cash and cash equivalents was approximately $1,978,000 for the nine months ended September 30, 2000, from the Registrant's fiscal year end. The decrease in cash and cash equivalents is due to approximately $2,205,000 of cash used in financing activities and approximately $35,000 of cash used in investing activities, partially offset by approximately $262,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners. Cash used in investing activities consisted of property improvements and replacements. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Partnership's property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership budgeted approximately $59,000 for capital improvements at Lake Forest Apartments for the year 2000 consisting primarily of appliance replacements, air conditioning unit replacements, floor covering replacements and structural improvements. As of September 30, 2000 the Partnership has spent approximately $35,000 on capital expenditures, consisting primarily of floor covering and appliance replacements, major landscaping and roof improvements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The Partnership paid a cash distribution from sale proceeds of Poplar Square Shopping Center of approximately $1,205,000 (approximately $1,193,000 to the limited partners or $13.76 per limited partnership unit) and from operations of approximately $1,000,000 (approximately $990,000 to the limited partners or $11.41 per limited partnership unit), during the nine months ended September 30, 2000. The
Partnership paid an operating cash distribution of approximately $1,000,000 (approximately $990,000 to the limited partners or $11.41 per limited partnership unit) during the nine months ended September 30, 1999. Subsequent to September 30, 2000, a cash distribution was approved and paid from operations of approximately $137,000 of which approximately $135,000 was paid to the limited partners ($1.56 per limited partnership unit). The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, mortgage financing, and/or the sale of the property. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit additional distributions to its partners during the remainder of 2000 or subsequent periods.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      b)    Reports on Form 8-K:

            None filed during the quarter ended September 30, 2000.

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