Form 10KSB
period 2000-12-31
ANGELES INCOME PROPERTIES LTD III
filed 2001-03-29
CIK 720460

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the fiscal year ended December 31, 2000

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $923,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

Angeles Income Properties, Ltd. III (the "Partnership" or "Registrant") is a publicly held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a partnership agreement dated May 26, 1983, as amended (hereinafter referred to as "the Agreement"). The Partnership's managing general partner is Angeles Realty Corporation II, ("ARC II" or the "Managing General Partner") an affiliate of Apartment Investment and Management Company ("AIMCO") and previously a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 26, 1999, IPT was merged into AIMCO. Thus, the Managing General Partner is now a wholly-owned subsidiary of AIMCO. The Elliott Accommodation Trust and the Elliott Family Partnership, Ltd., California limited partnerships, were the Non-Managing General Partners. Effective December 31, 1997 the Elliott Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Registrant. On June 30, 2000, the Elliott Family Partnership sold its remaining interest to AIMCO Properties LP, a wholly owned subsidiary of AIMCO. The Managing General Partner and the Non-Managing General Partner are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2038 unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real estate properties for investment. In 1984 and 1985, during its acquisition phase, the Registrant acquired one existing apartment complex, a mobile home park, a shopping center and invested in three joint ventures which, in turn, owned two shopping centers and one industrial/distribution complex. The Registrant continues to own and operate the apartment complex (see "Item 2. Description of Property").

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

The Partnership has no employees. Property management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. Property management services are performed at the Partnership's residential property by an affiliate of the Managing General Partner. However, since October 1, 1998, such property management services at the Registrant's commercial property were provided by an unrelated party. This commercial property was sold December 30, 1999 to an unaffiliated third party.

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

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operations" included in "Item 6" of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Property

The following table sets forth the Partnership's investment in its property:

                              Date of
Property                      Purchase      Type of Ownership       Use

Lake Forest Apartments        06/27/84        Fee ownership   Residential Rental
  Brandon, Mississippi                                        136 units

Schedule of Property

Set forth below for the Registrant's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                    Gross
                   Carrying    Accumulated   Depreciable                 Federal
Property            Value      Depreciation      Life       Method      Tax Basis
                       (in thousands)                                (in thousands)

Lake Forest
   Apartments      $ 4,992       $ 3,388       3-40 yrs      S/L         $ 1,727

See "Note A" of the consolidated financial statements included in "Item 7 - Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Rental Rate and Occupancy

Average annual rental rate and occupancy for 2000 and 1999 for the property:

                                  Average Annual                Average Annual
                                    Rental Rate                   Occupancy
                                    (per unit)
 Property                       2000            1999          2000         1999

 Lake Forest Apartments        $6,881          $6,783         95%           92%

The Managing General Partner attributes the increase in occupancy to the consistent application of sound property and lease management techniques.

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

Schedule of Real Estate Tax and Rate

Real estate taxes and rate in 2000 for the property were:

                                    2000             2000
                                  Billing            Rate
                               (in thousands)

Lake Forest Apartments              $38             10.13%

Capital Improvements

Lake Forest Apartments: The Partnership completed approximately $72,000 in capital expenditures at Lake Forest Apartments during the year ended December 31, 2000, consisting primarily of floor covering, appliance, and roof replacements, office equipment, swimming pool improvements, major landscaping and other enhancements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $37,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2000, no matter was submitted to a vote of security holders of the Registrant through the solicitation of proxies or otherwise.


                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 86,920 Limited Partnership Units (the "Units") during its offering period through March 6, 1985, and currently has 86,738 Units outstanding and 2,026 Limited Partners of record. Affiliates of the Managing General Partner owned 39,975 units or 46.09% of the outstanding Units at December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1999 and 2000, and subsequent to December 31, 2000. (See "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                                    Distribution
                                                                  Per Limited
                                       Aggregate                Partnership Unit
                                     (in thousands)
     01/01/99 - 12/31/99               $1,000 (1)                    $11.41
     01/01/00 - 12/31/00                2,341 (2)                     26.72
   Subsequent to 12/31/00                 150 (1)                      1.71

(1)   Distributions were made from cash provided by operations.

(2) Consists of approximately $1,205,000 of proceeds from the sale of Poplar Square Shopping Center and approximately $1,136,000 of cash provided by operations.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, the timing of financing and/or property sale. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in the year 2001 or subsequent periods. See "Item 2. Description of Property - Capital Improvements" for information relating to anticipated capital expenditures at the Partnership's property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 39,975 limited partnership units in the Partnership representing 46.09% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 46.09% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

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

Results of Operations

The Registrant's net income for the year ended December 31, 2000 was approximately $75,000 as compared to net income of approximately $2,076,000 for the year ended December 31, 1999. The decrease in net income is primarily attributable to the gain on sale of discontinued operations of approximately $2,276,000 realized on the sale of Poplar Square Shopping Center in December 1999 offset by losses from that discontinued operation and an extraordinary loss on early extinguishment of debt recognized in connection with the sale, as discussed below.

The Registrant had income from continuing operations of approximately $121,000 for the year ended December 31, 2000 as compared to a loss from continuing operations of approximately $4,000 for the year ended December 31, 1999. The increase in income is the result of both an increase in total revenues and a decrease in total expenses. The increase in total revenues was primarily due to an increase in rental revenue. Rental revenue increased due to increases in average rental rates and occupancy and decreases in vacancy loss at the Partnership's investment property.

The decrease in total expenses were due to decreases in general and administrative expenses. The decrease in general and administrative expenses were primarily due to decreases in partnership management fees and legal, audit and other miscellaneous administrative expenses. Included in general and administrative expenses at December 31, 2000 and 1999, are costs of the services provided by the Managing General Partner as allowed under the Partnership Agreement associated with its management of the Partnership. Also included are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

On December 30, 1999, Poplar Square Shopping Center located in Medford, Oregon, was sold to an unaffiliated third party for $5,215,000. After closing expenses and other expenses (net) of approximately $93,000 and the assumption by the purchaser of the property's mortgage of $3,660,000, the net proceeds received by the Partnership were approximately $1,462,000. Subsequent to December 31, 1999 approximately $1,205,000 of the remaining net sale proceeds were distributed to the Partners. The Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $92,000 due to the payment of loan assumption fees and the write off of the remaining unamortized loan costs. In addition a gain on the sale of discontinued operations of approximately $2,276,000 was recorded as a result of writing off the net assets of the property against the net proceeds received from the sale.

Poplar Square was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as loss from discontinued operations and gain on sale of discontinued operations for 2000 and 1999. Revenues of this property were approximately $976,000 for the year ended December 31, 1999. Losses from discontinued operations were approximately $46,000 and $104,000 for 2000 and 1999, respectively. Losses from discontinued operations in 2000 related primarily to the write off of receivables for the segment.

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

Capital Resources and Liquidity

At December 31, 2000, the Registrant held cash and cash equivalents of approximately $206,000, compared to approximately $2,253,000 at December 31, 1999, a decrease of approximately $2,047,000. The decrease is due to approximately $2,341,000 of cash used in financing activities and approximately $72,000 of cash used in investing activities offset by approximately $366,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners. Cash used in investing activities consisted of property improvements and replacements. The Registrant invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Partnership's property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $37,400. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant.

The Partnership paid cash distributions from sale proceeds of Poplar Square Shopping Center of approximately $1,205,000 (approximately $1,193,000 to the limited partners or $13.75 per limited partnership unit) and from operations of approximately $1,136,000 (approximately $1,125,000 to the limited partners, or $12.97 per limited partnership unit), during the year ended December 30, 2000. Cash distributions of approximately $1,000,000 were paid during the year ended December 31, 1999 (approximately $990,000 to the limited partners or $11.41 per limited partnership unit). Subsequent to December 31, 2000, a cash distribution from operations of approximately $150,000 (approximately $148,000 to the limited partners or $1.71 per limited partnership unit) was declared and paid. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, the timing of financing and/or property sale. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit additional distributions to its partners in the year 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 39,975 limited partnership units in the Partnership representing 46.09% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 46.09% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Item 7.     Financial Statements

ANGELES INCOME PROPERTIES, LTD. III

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2000

      Consolidated Statements of Operations - Years ended December 31, 2000 and 1999

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2000 and 1999

      Consolidated Statements of Cash Flows - Years ended December 31, 2000 and 1999

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Income Properties, Ltd. III


We have audited the accompanying consolidated balance sheet of Angeles Income Properties, Ltd. III as of December 31, 2000, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Income Properties, Ltd. III at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 2, 2001

                     ANGELES INCOME PROPERTIES, LTD. III

                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2000


Assets
   Cash and cash equivalents                                                 $  206
   Receivables and deposits                                                      29
   Other assets                                                                   8
   Investment property (Note E):
      Land                                                     $  657
      Buildings and related personal property                   4,335
                                                                4,992
      Less accumulated depreciation                            (3,388)        1,604
                                                                            $ 1,847

Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                           $  23
   Tenant security deposit liabilities                                           23
   Accrued property taxes                                                        38
   Other liabilities                                                             83

Partners' (Deficit) Capital
   General partners                                            $ (15)
   Limited partners (86,738 units issued and
      outstanding)                                              1,695         1,680
                                                                            $ 1,847

        See Accompanying Notes to Consolidated Financial Statements


                     ANGELES INCOME PROPERTIES, LTD. III

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)

                                                           Years Ended December 31,
                                                              2000         1999
Revenues:
  Rental income                                               $  861        $ 803
  Other income                                                    62           57
      Total revenues                                             923          860

Expenses:
  Operating                                                      330          329
  General and administrative                                     168          232
  Depreciation                                                   266          264
  Property taxes                                                  38           39
      Total expenses                                             802          864

Income (loss) from continuing operations                         121           (4)
Loss from discontinued operations (Note F)                       (46)        (104)
Gain on sale of discontinued operations (Note F)                  --        2,276

Income before extraordinary loss on early
  extinguishment of debt                                          75        2,168
Loss on early extinguishment of debt (Note F)                     --          (92)

Net income (Note C)                                             $ 75      $ 2,076

Net income allocated to general partners                        $  1        $ 364

Net income allocated to limited partners                          74        1,712

                                                               $  75      $ 2,076
Per limited partnership unit:
  Income (loss) from continuing operations                    $ 1.38      $ (0.05)
  Loss from discontinued operations                            (0.53)       (1.18)
  Gain on sale of discontinued operations                         --        22.02
  Income before extraordinary loss on early
   extinguishment of debt                                       0.85        20.79
  Loss on early extinguishment of debt                            --        (1.05)

Net income per limited partnership unit                       $ 0.85      $ 19.74

Distributions per limited partnership unit                    $26.72      $ 11.41

        See Accompanying Notes to Consolidated Financial Statements

                     ANGELES INCOME PROPERTIES, LTD. III

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                       (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions            86,920       $    1     $43,460    $43,461

Partners' (deficit) capital
   at December 31, 1998                   86,738       $ (347)    $ 3,217    $ 2,870

Net income for the year ended
   December 31, 1999                          --          364       1,712      2,076

Distributions to partners                     --          (10)       (990)    (1,000)

Partners' capital at
   December 31, 1999                      86,738            7       3,939      3,946

Net income for the year ended
   December 31, 2000                          --            1          74         75

Distributions to partners                     --          (23)     (2,318)    (2,341)

Partners' (deficit) capital at
   December 31, 2000                      86,738       $  (15)    $ 1,695    $ 1,680

        See Accompanying Notes to Consolidated Financial Statements


                     ANGELES INCOME PROPERTIES, LTD. III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                              Year Ended December 31,
                                                                  2000        1999
Cash flows from operating activities:
  Net income                                                      $  75      $ 2,076
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Gain on sale of discontinued operations                         --       (2,276)
     Extraordinary loss on early extinguishment of debt              --           92
     Depreciation                                                   266          687
     Amortization of loan costs and leasing commissions              --           40
     Bad debt                                                        62           --
     Change in accounts:
      Receivables and deposits                                       69           (5)
      Other assets                                                   (1)          11
      Accounts payable                                              (10)          12
      Tenant security deposit liabilities                             3           (1)
      Accrued property taxes                                         (1)         (16)
      Other liabilities                                             (97)          28

          Net cash provided by operating activities                 366          648

Cash flows from investing activities:
  Property improvements and replacements                            (72)        (124)
  Net proceeds from sale of discontinued operations                  --        1,462
  Net deposits to restricted escrows                                 --          (30)

          Net cash (used in) provided by investing
             activities                                             (72)       1,308

Cash flows from financing activities:
  Payments on mortgage note payable                                  --          (50)
  Distributions to partners                                      (2,341)      (1,000)

          Net cash used in financing activities                  (2,341)      (1,050)

Net (decrease) increase in cash and cash equivalents             (2,047)         906

Cash and cash equivalents at beginning of the year                2,253        1,347

Cash and cash equivalents at end of year                         $  206      $ 2,253

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $   --        $ 339
Supplemental disclosure of non-cash activity
  Extinguishment of debt in connection with the sale of
   discontinued operations                                       $ --        $ 3,660

        See Accompanying Notes to Consolidated Financial Statements

                       ANGELES INCOME PROPERTIES, LTD. III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000


Note A - Organization and Significant Accounting Policies

Organization: Angeles Income Properties, Ltd. III (the "Partnership" or "Registrant") is a California limited partnership organized in May 1983 to acquire and operate residential and commercial real estate properties. The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO") and previously a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 26, 1999, IPT was merged into AIMCO. See "Note B - Transfer of Control". Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. The Elliott Accommodation Trust and the Elliott Family Partnership, Ltd., California limited partnerships, were the Non-Managing General Partners. Effective December 31, 1997, the Elliott Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Registrant. On June 30, 2000, the Elliott Family Partnership sold its remaining interest to AIMCO Properties LP, a wholly owned subsidiary of AIMCO. The Managing General Partner and the Non-Managing General Partner are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2038, unless terminated prior to such date. As of December 31, 2000, the Partnership operates one residential property in Mississippi.

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

Allocations and Distributions to Partners: In accordance with the Partnership Agreement, any gain from the sale or other disposition of Partnership assets will be allocated first to the Managing General Partner to the extent of the amount of any Incentive Interest (as defined below) to which the Managing General Partner is entitled. Any gain remaining after said allocation will be allocated to the general partners and limited partners in proportion to their interests in the Partnership; provided that the gain shall first be allocated to Partners with negative account balances, in proportion to such balances, in an amount equal to the sum of such negative capital account balances. The Partnership will allocate other profits and losses 0.5% to the Managing General Partner, 0.5% to the Non-Managing General Partner, and 99% to the Limited Partners.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $174,000 at December 31, 2000 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Investment Property: Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were necessary for the years ended December 31, 2000 or 1999.

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

Fair Value: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments approximate their fair values due to the short term maturity of these instruments.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note H" for required disclosure.

Advertising: The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $23,000 and $18,000 for the years ended December 31, 2000 and 1999, respectively, were charged to operating expense.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

The  following is a  reconciliation  of reported net income and Federal  taxable
(loss) income (in thousands, except per unit data):

                                          2000          1999

Net income as reported                    $   75      $ 2,076
Add (deduct):
  Depreciation differences                   120          104
  Gain on sale of Poplar Square              (38)      (1,697)
  Other                                      (18)         135
  Northtown Mall JV receivable
    write off                               (587)          --

Federal taxable (loss) income            $  (448)      $  618

Federal taxable (loss) income per
  limited partnership unit               $ (5.18)      $ 7.05

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net assets as reported                   $ 1,680
Land and buildings                           (61)
Accumulated depreciation                     184
Syndication and distribution costs         5,806
Other                                         93

Net assets - Federal tax basis           $ 7,702

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates in 2000 and 1999:

                                                              2000       1999
                                                              (in thousands)
 Property management fees (included in
   operating expense)                                         $ 46       $ 43
 Partnership management fees (included in general and
   administrative expense) (1)                                  30         47
 Reimbursement for services of affiliates (included in
   investment properties, operating expense and
   general and administrative expense)                          56         55

(1) The Partnership Agreement provides for a fee equal to 10% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. This fee was accrued and included in other liabilities in the accompanying consolidated balance sheet at December 31, 2000.

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the
Registrant's residential property as compensation for providing property management services. The Registrant paid to such affiliates approximately
$46,000  and  $43,000  for  the  years  ended   December   31,  2000  and  1999,
respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $56,000 and $55,000 for the years ended December 31, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 39,975 limited partnership units in the Partnership representing 46.09% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 46.09% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note E - Real Estate and Accumulated Depreciation

                                               Initial Cost
                                              To Partnership
                                              (in thousands)

                                                      Buildings         Cost
                                                     and Related    Capitalized
                                                      Personal     Subsequent to
     Description         Encumbrances       Land      Property      Acquisition
                        (in thousands)                             (in thousands)

Lake Forest Apts.            $ --          $ 657       $3,160          $1,175


                          Gross Amount At Which Carried
                              At December 31, 2000
                              (in thousands)

                               Buildings
                              And Related
                                Personal               Accumulated      Date     Depreciable
    Description        Land     Property     Total     Depreciation   Acquired   Life-Years

Lake Forest Apts.     $ 657      $4,335      $4,992       $3,388      6/27/84        40

The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 3 to 10 years.

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                                 Years Ended December 31,
                                                   2000           1999
                                                      (in thousands)
Investment Properties
Balance at beginning of year                      $ 4,920        $14,566
  Property improvements and replacements               72            124
  Sale of discontinued operations                      --         (9,770)
Balance at end of year                            $ 4,992        $ 4,920

Accumulated Depreciation
Balance at beginning of year                      $ 3,122        $ 9,940
  Additions charged to expense                        266            687
  Sale of discontinued operations                      --         (7,505)
Balance at end of year                            $ 3,388        $ 3,122

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999, is approximately $4,931,000 and $4,859,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and 1999, is approximately $3,204,000 and $3,059,000, respectively.

Note F - Discontinued Operations and Sale of Discontinued Operations

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

Poplar Square was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as loss from discontinued operations and gain on sale of discontinued operations for 2000 and 1999. Revenues of this property were approximately $976,000 for the year ended December 31, 1999. Losses from discontinued operations were approximately $46,000 and $104,000 for 2000 and 1999, respectively. Losses from discontinued operations in 2000 related primarily to the write off of receivables for the segment.

Note G - Distributions

The Partnership paid cash distributions from sale proceeds of Poplar Square Shopping Center of approximately $1,205,000 (approximately $1,193,000 to the limited partners or $13.75 per limited partnership unit) and from operations of approximately $1,136,000 (approximately $1,125,000 to the limited partners, or $12.97 per limited partnership unit), during the year ended December 30, 2000. Cash distributions of approximately $1,000,000 were paid during the year ended December 31, 1999 (approximately $990,000 to the limited partners or $11.41 per limited partnership unit). Subsequent to December 31, 2000, a cash distribution from operations of approximately $150,000 (approximately $148,000 to the limited partners or $1.71 per limited partnership unit) was declared and paid.

Note H - Segment Reporting

Description of the types of products and services from which reportable segment derives its revenues:

The Partnership had two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of one apartment complex located in Mississippi. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consisted of a shopping center located in Oregon, which was sold on December 30, 1999. As a result of the sale of the commercial property during 1999 the commercial segment is shown as discontinued operations. (See "Note F - Discontinued Operations and Sale of Discontinued Operations" for further discussion regarding the commercial property).

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

Segment information for the years ended December 31, 2000 and 1999 is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments (in thousands).


                 2000                   Residential    Commercial     Other      Totals
                                                     (discontinued)
Rental income                              $  861          $ --         $ --      $ 861
Other income                                   49            --           13         62
Depreciation                                  266            --           --        266
General and administrative expense             --            --          168        168
Loss from discontinued operations              --           (46)          --        (46)
Segment profit (loss)                         276           (46)        (155)        75
Total assets                                1,818            --           29      1,847
Capital expenditures for investment
  property                                     72            --           --         72


                 1999                   Residential    Commercial     Other      Totals
                                                     (discontinued)
Rental income                              $  803          $ --         $ --      $ 803
Other income                                   25            --           32         57
Depreciation                                  264            --           --        264
General and administrative expense             --            --          232        232
Loss from discontinued operations              --          (104)          --       (104)
Gain on sale of discontinued
  operations                                   --         2,276           --      2,276
Loss on early extinguishment                   --           (92)          --        (92)
  of debt
Segment profit (loss)                         196         2,080         (200)     2,076
Total assets                                2,322            --        1,896      4,218
Capital expenditures for
  investment properties                       124            --           --        124


Note I - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The names of the director and executive officers of ARC II, their ages and the nature of all positions with ARC II presently held are as follows:

Name                        Age    Position

Patrick J. Foye              43    Executive Vice President and Director
Martha L. Long               41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Managing General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Managing General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Managing General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $30,000 and non-audit services (principally tax-related) of approximately $15,000.

Item 10.    Executive Compensation

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the Managing General Partner.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2000.

Entity                                  Number of Units      Percentage
AIMCO Properties LLP
  (an affiliate of AIMCO)                    28,500            32.86%
Cooper River Properties, LLC
  (an affiliate of AIMCO)                    11,470            13.23%
Insignia Properties LP
  (an affiliate of AIMCO)                         5               *

*  Less than 0.01%

Cooper River Properties LLC and Insignia Properties LP are indirectly ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, South Carolina 29602.

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

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates in 2000 and 1999:

                                                              2000       1999
                                                              (in thousands)
   Property management fees                                   $ 46       $ 43
   Partnership management fees (1)                              30         47
   Reimbursement for services of affiliates                     56         55

(1) The Partnership Agreement provides for a fee equal to 10% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. This fee was accrued and included in other liabilities in the accompanying consolidated balance sheet at December 31, 2000.

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts of the Registrant's residential property as compensation for providing property management services. The Registrant paid to such affiliates approximately
$46,000  and  $43,000  for  the  years  ended   December   31,  2000  and  1999,
respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $56,000 and $55,000 for the years ended December 31, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 39,975 limited partnership units in the Partnership representing 46.09% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 46.09% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

                                     PART IV


Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            None.

      (b)   Reports on Form 8-K filed in the fourth quarter of year 2000:

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

      10.15 Promissory Note - dated October 31, 1996, between Poplar Square AIP III. L.P., and Union Capital Investments, LLC.

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