Form 10QSB
period 2001-03-31
ANGELES INCOME PROPERTIES LTD III
filed 2001-05-11
CIK 720460

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

                   For the quarterly period ended March 31, 2001


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
                          (in thousands, except unit data)

                                 March 31, 2001



Assets
   Cash and cash equivalents                                                 $  102
   Receivables and deposits                                                      26
   Other assets                                                                  15
   Investment property
      Land                                                     $  657
      Buildings and related personal property                   4,349
                                                                5,006
      Less accumulated depreciation                            (3,454)        1,552
                                                                            $ 1,695

Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                           $ 17
   Tenant security deposit liabilities                                           22
   Accrued property taxes                                                        13
   Other liabilities                                                             90
Partners' (Deficit) Capital
   General partners                                             $ (17)
   Limited partners (86,738 units issued and
      outstanding)                                              1,570         1,553
                                                                            $ 1,695

            See Accompanying Notes to Consolidated Financial Statements

b)

                        ANGELES INCOME PROPERTIES, LTD. III
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                                               Three Months Ended
                                                                   March 31,
                                                               2001          2000
Revenues:
   Rental income                                              $ 210          $ 205
   Other income                                                   12            16
      Total revenues                                             222           221

Expenses:
   Operating                                                      81            89
   General and administrative                                     37            29
   Depreciation                                                   66            68
   Property taxes                                                 15            11
      Total expenses                                             199           197

Net income                                                    $ 23           $ 24

Net income allocated to general partners (1%)                  $ --          $ --

Net income allocated to limited partners (99%)                    23            24

Net income                                                    $ 23           $ 24

Net income per limited partnership unit                       $ 0.27        $ 0.28

Distributions per limited partnership unit                    $ 1.71        $14.55

            See Accompanying Notes to Consolidated Financial Statements

c)

                        ANGELES INCOME PROPERTIES, LTD. III
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         86,920          $ 1        $43,460    $43,461

Partners' (deficit) capital
   at December 31, 2000                86,738         $ (15)      $ 1,695    $ 1,680

Distributions to partners                  --             (2)        (148)      (150)

Net income for the three months
   ended March 31, 2001                    --             --           23         23

Partners' (deficit) capital
   at March 31, 2001                   86,738         $ (17)      $ 1,570    $ 1,553

            See Accompanying Notes to Consolidated Financial Statements


d)

                        ANGELES INCOME PROPERTIES, LTD. III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)



                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                      $ 23        $ 24
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                    66           68
     Change in accounts:
      Receivables and deposits                                        3           71
      Other assets                                                   (7)          (7)
      Accounts payable                                                (6)        (28)
      Tenant security deposit liabilities                            (1)          --
      Accrued property taxes                                        (25)         (27)
      Other liabilities                                               7          (76)
          Net cash provided by operating activities                  60           25

Cash flows from investing activities:
  Property improvements and replacements                            (14)         (16)

Cash flows used in financing activities:
  Distributions to partners                                        (150)      (1,275)

Net decrease in cash and cash equivalents                          (104)      (1,266)

Cash and cash equivalents at beginning of period                    206        2,253

Cash and cash equivalents at end of period                       $ 102        $ 987


            See Accompanying Notes to Consolidated Financial Statements


e)

                        ANGELES INCOME PROPERTIES, LTD. III
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the
"Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO").

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

Segment Reporting: Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides (i) for certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and affiliates during the three months ended March 31, 2001 and 2000:

                                                              2001       2000
                                                              (in thousands)

   Property management fees (included in operating
     operating expenses)                                      $ 11       $ 10
   Reimbursement for services of affiliates
     (included in general and administrative expenses)          22         13

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Registrant's residential property as compensation for providing property management services. The Registrant paid to such affiliates approximately $11,000 and $10,000 for the three months ended March 31, 2001 and 2000, respectively.

The Partnership Agreement provides for a fee equal to 10% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. This fee is calculated and accrued annually. A fee of approximately $33,000 was earned for the twelve months ended December 31, 2000 and is included in other liabilities at March 31, 2001.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $22,000 and $13,000 for the three months ended March 31, 2001 and 2000, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 39,976 limited partnership units (the "Units") in the Partnership representing 46.09% of the outstanding Units at March 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for Units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note C - Distributions

The Partnership paid a cash distribution from operations of approximately $150,000 (approximately $148,000 to the limited partners, or $1.71 per limited partnership unit) during the three months ended March 31, 2001. During the three months ended March 31, 2000, the Partnership paid a cash distribution from sale proceeds of approximately $1,205,000 (approximately $1,193,000 to the limited partners, or $13.75 per limited partnership unit) and from operations of approximately $70,000 (approximately $69,000 to the limited partners or $0.80 per limited partnership unit).

Note D - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2001 and 2000:

                                         Average Occupancy
Property                                 2001        2000

Lake Forest Apartments                    93%         93%
  Brandon, Mississippi

Results from Operations

The Registrant's net income for the three months ended March 31, 2001 was approximately $23,000 as compared to approximately $24,000 for the corresponding period in 2000. The decrease in net income is primarily attributable to an increase in total expenses offset by a slight increase in total revenues. Total revenues increased due to an increase in rental income. Rental income increased due to increased rental rates at Lake Forest Apartments.

Total expenses increased due to an increase in property tax and general and administrative expenses offset by a decrease in operating expense. Property tax expense increased due to a property value reassessment by the local taxing authority at Lake Forest Apartments. Operating expense decreased due to a decrease in maintenance expense at the property.

General and administrative expense increased primarily due to an increase in the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. In addition to these reimbursements, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At March 31, 2001, the Registrant had cash and cash equivalents of approximately $102,000 as compared to approximately $987,000 at March 31, 2000. The net decrease in cash and cash equivalents was approximately $104,000 from December 31, 2000. The decrease in cash and cash equivalents was due to approximately $150,000 and $14,000 of cash used in financing and investing activities, respectively, which was partially offset by approximately $60,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners. Cash used in investing activities consisted of property improvements and replacements. The Registrant invests its working capital reserves in interest bearing accounts.

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

Lake Forest Apartments: The Partnership budgeted approximately $37,400 for capital improvements at Lake Forest Apartments for 2001 consisting primarily of floor coverings, heating and air conditioning upgrades and appliances. During the three months ended March 31, 2001, the property has spent approximately
$14,000 on capital expenditures, consisting primarily of exterior painting, floor coverings, heating and air conditioning upgrades and office equipment. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

The Partnership paid a cash distribution from operations of approximately $150,000 (approximately $148,000 to the limited partners, or $1.71 per limited partnership unit) during the three months ended March 31, 2001. During the three months ended March 31, 2000, the Partnership paid a cash distribution from sale proceeds of approximately $1,205,000 (approximately $1,193,000 to the limited partners, or $13.75 per limited partnership unit) and from operations of approximately $70,000 (approximately $69,000 to the limited partners or $0.80 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, mortgage financing, and/or the sale of the property. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit additional distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 39,976 limited partnership units (the "Units") in the Partnership representing 46.09% of the outstanding Units at March 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for Units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2001.

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