Form 10QSB
period 2001-06-30
ANGELES INCOME PROPERTIES LTD III
filed 2001-08-01
CIK 720460

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

                    For the quarterly period ended June 30, 2001


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
                          (in thousands, except unit data)

                                  June 30, 2001



Assets
   Cash and cash equivalents                                                 $   115
   Receivables and deposits                                                       21
   Other assets                                                                   13
   Investment property:
      Land                                                     $   657
      Buildings and related personal property                    4,360
                                                                 5,017
      Less accumulated depreciation                             (3,521)        1,496
                                                                            $  1,645

Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                           $    6
   Tenant security deposit liabilities                                            21
   Accrued property taxes                                                         23
   Other liabilities                                                              56

Partners' (Deficit) Capital
   General partners                                             $ (17)
   Limited partners (86,738 units issued and
      outstanding)                                               1,556         1,539
                                                                            $ 1,645

            See Accompanying Notes to Consolidated Financial Statements


b)

                        ANGELES INCOME PROPERTIES, LTD. III
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                              Three Months Ended         Six Months Ended
                                                   June 30,                  June 30,
                                               2001         2000         2001         2000
Revenues:
  Rental income                               $ 209        $ 218        $ 419         $ 423
  Other income                                    14           40           26            56
      Total revenues                             223          258          445           479

Expenses:
  Operating                                       83           85          164           174
  General and administrative                      33           36           70            65
  Depreciation                                    67           67          133           135
  Property taxes                                   9           10           24            21
      Total expenses                             192          198          391           395

Net income                                     $ 31         $ 60         $ 54         $ 84

Net income allocated to general
  partners (1%)                                $ --         $ 1          $ --          $ 1
Net income allocated to limited
  partners (99%)                                  31           59           54            83
                                               $ 31         $ 60         $ 54         $ 84

Net income per limited partnership unit       $ 0.36       $ 0.68       $ 0.62       $ 0.96
Distributions per limited partnership
  unit                                        $ 0.52      $ 10.62       $ 2.23       $ 25.17

            See Accompanying Notes to Consolidated Financial Statements


c)

                        ANGELES INCOME PROPERTIES, LTD. III
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         86,920          $ 1        $43,460    $43,461

Partners' (deficit) capital at
   December 31, 2000                   86,738         $ (15)      $ 1,695    $ 1,680

Distributions to partners                  --             (2)        (193)      (195)

Net income for the six months
   ended June 30, 2001                     --             --           54         54

Partners' (deficit) capital at
   June 30, 2001                       86,738         $ (17)      $ 1,556    $ 1,539

            See Accompanying Notes to Consolidated Financial Statements

d)

                        ANGELES INCOME PROPERTIES, LTD. III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                      $ 54        $ 84
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                   133          135
     Change in accounts:
      Receivables and deposits                                        8           79
      Other assets                                                   (5)          (4)
      Accounts payable                                               (17)        (28)
      Tenant security deposit liabilities                            (2)           4
      Accrued property taxes                                        (15)         (17)
      Other liabilities                                             (27)        (130)
          Net cash provided by operating activities                 129          123

Cash flows from investing activities:
  Property improvements and replacements                            (25)         (22)

Cash flows from financing activities:
  Distributions to partners                                        (195)      (2,205)

Net decrease in cash and cash equivalents                           (91)      (2,104)

Cash and cash equivalents at beginning of period                    206        2,253

Cash and cash equivalents at end of period                       $ 115        $ 149

            See Accompanying Notes to Consolidated Financial Statements


e)

                        ANGELES INCOME PROPERTIES, LTD. III
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the
"Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Segment Reporting: Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

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

The following payments were made to the Managing General Partner and affiliates during the six months ended June 30, 2001 and 2000:

                                                              2001       2000
                                                              (in thousands)
   Property management fees (included in operating
     expenses)                                                $ 22       $ 22
   Reimbursement for services of affiliates (included
     in general and administrative expenses)                    35         19

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Registrant's residential property as compensation for providing property management services. The Registrant paid to such affiliates approximately $22,000 for each of the six months ended June 30, 2001 and 2000.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $35,000 and $19,000 for the six months ended June 30, 2001 and 2000, respectively.

The Partnership Agreement provides for a fee equal to 10% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. This fee is calculated and accrued annually.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 40,890 limited partnership units (the "Units") in the Partnership representing 47.14% of the outstanding Units at June 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 47.14% of the outstanding Units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note C - Distributions

The Partnership declared and paid cash distributions from operations of approximately $195,000 (approximately $193,000 to the limited partners or $2.23 per limited partnership unit) during the six months ended June 30, 2001. During the six months ended June 30, 2000, the Partnership paid a cash distribution from sale proceeds of Poplar Square Shopping Center, which sold in December 1999, of approximately $1,205,000 (approximately $1,193,000 to the limited partners or $13.76 per limited partnership unit) and from operations of approximately $1,000,000 (approximately $990,000 to the limited partners or $11.41 per limited partnership unit).

Note D - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2001 and 2000:

                                         Average Occupancy
Property                                 2001        2000

Lake Forest Apartments                    92%         94%
  Brandon, Mississippi

Results from Operations

The Registrant's net income for the six months ended June 30, 2001 was approximately $54,000 as compared to net income of approximately $84,000 for the six months ended June 30, 2000. The Registrant's net income for the three months ended June 30, 2001 was approximately $31,000 as compared to net income of approximately $60,000 for the three months ended June 30, 2000. The decrease in net income for the three and six months ended June 30, 2001 was attributable to a decrease in total revenues while total expenses remained constant. The decrease in total revenues was attributable to a decrease in other income and a slight decrease in rental revenue. The decrease in other income was due to a decrease in interest income due to lower average cash balances in interest bearing accounts. Rental income decreased due to a decrease in occupancy at Lake Forest Apartments offset by an increase in average rental rates and decreased concessions.

Included in general and administrative expenses are costs of the services provided by the Managing General Partner as allowed under the Partnership Agreement associated with its management of the Partnership. Also included are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At June 30, 2001, the Registrant had cash and cash equivalents of approximately $115,000 as compared to approximately $149,000 at June 30, 2000. Cash and cash equivalents decreased approximately $91,000 from December 31, 2000. The decrease in cash and cash equivalents was due to approximately $195,000 and $25,000 of cash used in financing and investing activities, respectively, which was partially offset by approximately $129,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners. Cash used in investing activities consisted of property improvements and replacements. The Registrant invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Partnership's property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements.

The Partnership budgeted approximately $37,000 for capital improvements at Lake Forest Apartments for the year 2001 consisting primarily of floor coverings, heating and air conditioning upgrades and appliances. During the six months ended June 30, 2001, the property completed approximately $25,000 in capital expenditures, consisting primarily of floor coverings, heating and air conditioning upgrades, appliances, painting and pool improvements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term. The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant.

The Partnership declared and paid cash distributions from operations of approximately $195,000 (approximately $193,000 to the limited partners or $2.23 per limited partnership unit) during the six months ended June 30, 2001. During the six months ended June 30, 2000, the Partnership paid a cash distribution from sale proceeds of Poplar Square Shopping Center, which sold in December 1999, of approximately $1,205,000 (approximately $1,193,000 to the limited partners or $13.76 per limited partnership unit) and from operations of approximately $1,000,000 (approximately $990,000 to the limited partners or $11.41 per limited partnership unit). The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, mortgage financing, and/or the sale of the property. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit additional distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 40,890 limited partnership units (the "Units") in the Partnership representing 47.14% of the outstanding Units at June 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 47.14% of the outstanding Units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits:

            None.

      b)    Reports on Form 8-K:

            None filed during the quarter ended June 30, 2001.

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