Form 10KSB
period 2001-12-31
ANGELES INCOME PROPERTIES LTD III
filed 2002-03-22
CIK 720460

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year.  $874,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

Angeles Income Properties, Ltd. III (the "Partnership" or "Registrant") is a publicly held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a partnership agreement dated May 26, 1983, as amended (hereinafter referred to as "the Agreement"). The Partnership's managing general partner is Angeles Realty Corporation II, ("ARC II" or the "Managing General Partner") an affiliate of Apartment Investment and Management Company ("AIMCO") and previously a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 26, 1999, IPT was merged into AIMCO. Thus, the Managing General Partner is now a wholly-owned subsidiary of AIMCO. The Elliott Accommodation Trust and the Elliott Family Partnership, Ltd., California limited partnerships, were non-managing general partners. Effective December 31, 1997 the Elliott Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Registrant. On June 30, 2000, the Elliott Family Partnership sold its remaining interest to AIMCO Properties LP (the "Non-Managing General Partner"), a wholly owned subsidiary of AIMCO. The Managing General Partner and the Non-Managing General Partner are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2038 unless terminated prior to such date.

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

Commencing March 7, 1984, the Registrant offered up to 160,000 units of Limited Partnership Interest (the "Units"), at a purchase price of $500 per Unit with a minimum purchase of 10 Units ($5,000), or 4 Units ($2,000) for an Individual Retirement Account pursuant to a Registration Statement filed with the Securities and Exchange Commission.

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

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operations" included in "Item 6" of this Form 10-KSB.

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

                    Gross
                   Carrying    Accumulated   Depreciable                 Federal
Property            Value      Depreciation      Life       Method      Tax Basis
                       (in thousands)                                (in thousands)

Lake Forest
   Apartments      $ 5,045       $ 3,639       3-40 yrs      S/L        $ 1,626

See "Note A" of the consolidated financial statements included in "Item 7 - Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Rental Rate and Occupancy

Average annual rental rate and occupancy for 2001 and 2000 for the property:

                                  Average Annual                Average Annual
                                    Rental Rate                   Occupancy
                                    (per unit)
 Property                       2001            2000          2001         2000

 Lake Forest Apartments        $6,887          $6,897         91%           95%

The Managing General Partner attributes the decrease in occupancy to the unfavorable economic conditions in the local market area.

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

Schedule of Real Estate Tax and Rate

Real estate taxes and rate in 2001 for the property were:

                                    2001             2001
                                  Billing            Rate
                               (in thousands)

Lake Forest Apartments              $39             10.32%

Capital Improvements

The Partnership completed approximately $53,000 in capital expenditures at Lake Forest Apartments during the year ended December 31, 2001, consisting primarily of floor covering replacements, air conditioning upgrades, swimming pool improvements, appliances and other enhancements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $41,000. Additional improvements may be considered and will depend on the physical condition of the property as well as cash flow generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2001, no matter was submitted to a vote of security holders of the Registrant through the solicitation of proxies or otherwise.
                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 86,920 Limited Partnership Units (the "Units") during its offering period through March 6, 1985, and currently has 86,738 Units outstanding and 2,006 Limited Partners of record. Affiliates of the Managing General Partner owned 41,128 Units or 47.42% of the outstanding Units at December 31, 2001. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 2001. (See "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                                    Distribution
                                                                  Per Limited
                                       Aggregate                Partnership Unit
                                     (in thousands)
     01/01/00 - 12/31/00               $2,341 (1)                    $26.72
     01/01/01 - 12/31/01                  339 (2)                      3.87

(1) Consists of approximately $1,205,000 of proceeds from the sale of Poplar Square Shopping Center and approximately $1,136,000 of cash provided by operations.

(2)   Distributions were made from cash provided by operations.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, the timing of financing and/or sale of the property. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in the year 2002 or subsequent periods. See "Item 2. Description of Property - Capital Improvements" for information relating to anticipated capital expenditures at the Partnership's property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 41,128 limited partnership units (the "Units") in the Partnership representing 47.42% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 47.42% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

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

Results of Operations

The Registrant's net income for the year ended December 31, 2001 was approximately $73,000 compared to net income of approximately $75,000 for the year ended December 31, 2000. The decrease in net income is primarily attributable to a decrease in total revenues offset by the recognition of a net loss from discontinued operations during 2000. Total expenses remained relatively constant.

The decrease in total revenues for the year ended December 31, 2001 was attributable to a decrease in rental and other income. Rental income decreased due to a decrease in occupancy at Lake Forest Apartments combined with a slight decrease in average rental rates. The decrease in other income was due to a decrease in interest income due to lower average cash balances and lower interest rates for interest bearing accounts.

Included in general and administrative expenses at December 31, 2001 and 2000, are costs of the services provided by the Managing General Partner as allowed under the Partnership Agreement associated with its management of the Partnership. Also included are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Poplar Square was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property in 1999, the results of the commercial segment have been shown as loss from discontinued operations for 2000. The loss from discontinued operations was approximately $46,000 for 2000, and was related to the write off of receivables for the segment.

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

Capital Resources and Liquidity

At December 31, 2001, the Registrant held cash and cash equivalents of approximately $135,000, compared to approximately $206,000 at December 31, 2000, a decrease of approximately $71,000. The decrease is due to approximately $339,000 and $53,000 of cash used in financing and investing activities, respectively, offset by approximately $321,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners. Cash used in investing activities consisted of property improvements and replacements. The Registrant invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Partnership's property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $41,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant.

The Partnership paid cash distributions from operations of approximately $339,000 (approximately $336,000 to the limited partners or $3.87 per limited partnership unit), during the year ended December 30, 2001. The Partnership paid cash distributions from sale proceeds of Poplar Square Shopping Center of approximately $1,205,000 (approximately $1,193,000 to the limited partners or $13.75 per limited partnership unit) and from operations of approximately $1,136,000 (approximately $1,125,000 to the limited partners or $12.97 per limited partnership unit), during the year ended December 30, 2000. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, the timing of financing and/or sale of the property. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit distributions to its partners in the year 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 41,128 limited partnership units (the "Units") in the Partnership representing 47.42% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 47.42% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.     Financial Statements

ANGELES INCOME PROPERTIES, LTD. III

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2001

      Consolidated Statements of Operations - Years ended December 31, 2001 and 2000

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2001 and 2000

      Consolidated Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Income Properties, Ltd. III


We have audited the accompanying consolidated balance sheet of Angeles Income Properties, Ltd. III as of December 31, 2001, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Income Properties, Ltd. III at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 15, 2002

                     ANGELES INCOME PROPERTIES, LTD. III

                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2001


Assets
   Cash and cash equivalents                                              $ 135
   Receivables and deposits                                                   4
   Other assets                                                               8
   Investment property (Note D):
      Land                                                     $ 657
      Buildings and related personal property                   4,388
                                                                5,045
      Less accumulated depreciation                            (3,639)    1,406
                                                                        $ 1,553

Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                         $ 5
   Tenant security deposit liabilities                                       18
   Accrued property taxes                                                    34
   Other liabilities                                                         53
   Due to affiliates (Note C)                                                29
Partners' (Deficit) Capital
   General partners                                            $ (17)
   Limited partners (86,738 units issued and
      outstanding)                                              1,431     1,414
                                                                        $ 1,553

        See Accompanying Notes to Consolidated Financial Statements

                     ANGELES INCOME PROPERTIES, LTD. III

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per unit data)

                                                           Years Ended December 31,
                                                              2001         2000
Revenues:
  Rental income                                               $ 825        $ 861
  Other income                                                    49           62
      Total revenues                                             874          923

Expenses:
  Operating                                                      353          330
  General and administrative                                     162          168
  Depreciation                                                   251          266
  Property taxes                                                  35           38
      Total expenses                                             801          802

Income from continuing operations                                 73          121
Loss from discontinued operations (Note E)                        --          (46)

Net income (Note B)                                           $ 73         $ 75

Net income allocated to general partners                       $ 1          $ 1

Net income allocated to limited partners                          72           74

                                                              $ 73         $ 75
Per limited partnership unit:
  Income from continuing operations                          $ 0.83       $ 1.38
  Loss from discontinued operations                              --        (0.53)

Net income per limited partnership unit                      $ 0.83       $ 0.85

Distributions per limited partnership unit                   $ 3.87       $ 26.72

        See Accompanying Notes to Consolidated Financial Statements


                     ANGELES INCOME PROPERTIES, LTD. III

      CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                       (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions            86,920        $ 1       $43,460    $43,461

Partners' capital
   at December 31, 1999                   86,738        $ 7       $ 3,939    $ 3,946

Net income for the year ended
   December 31, 2000                          --            1          74         75

Distributions to partners                     --          (23)     (2,318)    (2,341)

Partners' (deficit) capital at
   December 31, 2000                      86,738          (15)      1,695      1,680

Net income for the year ended
   December 31, 2001                          --            1          72         73

Distributions to partners                     --           (3)       (336)      (339)

Partners' (deficit) capital at
   December 31, 2001                      86,738       $ (17)     $ 1,431    $ 1,414

        See Accompanying Notes to Consolidated Financial Statements


                     ANGELES INCOME PROPERTIES, LTD. III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                              Year Ended December 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                      $ 73        $ 75
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                   251          266
     Bad debt                                                        15           62
     Change in accounts:
      Receivables and deposits                                       10           69
      Other assets                                                   --           (1)
      Accounts payable                                              (18)         (10)
      Tenant security deposit liabilities                            (5)           3
      Accrued property taxes                                         (4)          (1)
      Due to affiliates                                              (4)          33
      Other liabilities                                               3        (130)

          Net cash provided by operating activities                 321          366

Cash flows from investing activities:
  Property improvements and replacements                            (53)         (72)

          Net cash used in investing activities                     (53)         (72)

Cash flows from financing activities:
  Distributions to partners                                        (339)      (2,341)

          Net cash used in financing activities                    (339)      (2,341)

Net decrease in cash and cash equivalents                           (71)      (2,047)

Cash and cash equivalents at beginning of the year                  206        2,253

Cash and cash equivalents at end of year                         $ 135        $ 206

        See Accompanying Notes to Consolidated Financial Statements


                     ANGELES INCOME PROPERTIES, LTD. III

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


Note A - Organization and Significant Accounting Policies

Organization: Angeles Income Properties, Ltd. III (the "Partnership" or "Registrant") is a California limited partnership organized in May 1983 to acquire and operate residential and commercial real estate properties. The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO") and previously a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 26, 1999, IPT was merged into AIMCO. Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. The Elliott Accommodation Trust and the Elliott Family Partnership, Ltd., California limited partnerships, were non-managing general partners. Effective December 31, 1997, the Elliott Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Registrant. On June 30, 2000, the Elliott Family Partnership sold its remaining interest to AIMCO Properties LP (the "Non-Managing General Partner"), a wholly owned subsidiary of AIMCO. The Managing General Partner and the Non-Managing General Partner are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2038, unless terminated prior to such date. As of December 31, 2001, the Partnership operates one residential property in Mississippi.

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

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocations of Profits, Gains, Losses, and Distributions: In accordance with the Partnership Agreement, any gain from the sale or other disposition of Partnership assets will be allocated first to the Managing General Partner to the extent of the amount of any Incentive Interest (as defined below) to which the Managing General Partner is entitled. Any gain remaining after said allocation will be allocated to the general partners and limited partners in proportion to their interests in the Partnership; provided that the gain shall first be allocated to Partners with negative account balances, in proportion to such balances, in an amount equal to the sum of such negative capital account balances. The Partnership will allocate other profits and losses 0.5% to the Managing General Partner, 0.5% to the Non-Managing General Partner, and 99% to the Limited Partners.

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

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of
(1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $127,000 at December 31, 2001 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Investment Property: Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were necessary for the years ended December 31, 2001 or 2000. See "Recent Accounting Pronouncements" below.

Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease. The security deposits are refunded when the tenant vacates the apartment provided the tenant has not damaged the space and is current on rental payments.

Leases: The Partnership generally leases apartment units for twelve month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from similar complexes in the area. Concessions are charged against rental income as incurred.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments approximate their fair values due to the short term maturity of these instruments.

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

Advertising: The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $23,000 for both the years ended December 31, 2001 and 2000, respectively, were charged to operating expense.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

The following is a reconciliation of reported net income and Federal taxable income (loss) (in thousands, except per unit data):

                                          2001          2000

Net income as reported                  $    73         $ 75
Add (deduct):
  Depreciation differences                   97           120
  Gain on sale of Poplar Square              --           (38)
  Other                                     (11)          (18)
  Northtown Mall JV receivable
    write off                                --          (587)

Federal taxable income (loss)           $   159        $ (448)

Federal taxable income (loss) per
  limited partnership unit              $  1.81       $ (5.18)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

Net assets as reported                $ 1,414
Land and buildings                        (61)
Accumulated depreciation                  281
Syndication and distribution costs      5,807
Other                                      82

Net assets - Federal tax basis        $ 7,523

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

The following payments were made to the Managing General Partner and affiliates during the year ended December 31, 2001 and 2000:

                                                              2001       2000
                                                              (in thousands)
   Property management fees (included in operating
     expenses)                                                $ 48       $ 46
   Reimbursement for services of affiliates (included
     in general and administrative expenses and
     investment property)                                       81         56
   Partnership management fees (included in general and
     administrative expense)                                    29         30

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Registrant's property as compensation for providing property management services. The Registrant paid to such affiliates approximately
$48,000  and  $46,000  for  the  years  ended   December   31,  2001  and  2000,
respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $81,000 and $56,000 for the years ended December 31, 2001 and 2000, respectively.

The Partnership Agreement provides for a fee equal to 10% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. This fee is calculated and accrued quarterly. At December 31, 2001, the Partnership had accrued approximately $29,000 which is included in due to affiliates on the accompanying consolidated balance sheet.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $7,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 41,128 limited partnership units (the "Units") in the Partnership representing 47.42% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 47.42% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note D - Real Estate and Accumulated Depreciation


                                               Initial Cost
                                              To Partnership
                                              (in thousands)

                                                      Buildings        Cost
                                                     and Related   Capitalized
                                                      Personal    Subsequent to
     Description         Encumbrances       Land      Property     Acquisition
                        (in thousands)                            (in thousands)

Lake Forest Apts.            $ --          $ 657       $3,160         $1,228


                          Gross Amount At Which Carried
                              At December 31, 2001
                              (in thousands)

                               Buildings
                              And Related
                                Personal               Accumulated      Date     Depreciable
    Description        Land     Property     Total     Depreciation   Acquired   Life-Years

Lake Forest Apts.     $ 657      $4,388      $5,045       $3,639      6/27/84        40

The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 3 to 10 years.

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                                 Years Ended December 31,
                                                   2001           2000
                                                      (in thousands)
Investment Properties
Balance at beginning of year                      $ 4,992        $ 4,920
  Property improvements and replacements               53             72
Balance at end of year                            $ 5,045        $ 4,992

Accumulated Depreciation
Balance at beginning of year                      $ 3,388        $ 3,122
  Additions charged to expense                        251            266
Balance at end of year                            $ 3,639        $ 3,388

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000, is approximately $4,984,000 and $4,931,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and 2000, is approximately $3,358,000 and $3,204,000, respectively.

Note E - Discontinued Operations and Sale of Discontinued Operations

On December 30, 1999, Poplar Square Shopping Center located in Medford, Oregon, was sold to an unaffiliated third party for $5,215,000.

Poplar Square was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as loss from discontinued operations for 2000. Losses from discontinued operations were approximately $46,000 for 2000 and were related to the write off of receivables for the segment.

Note F - Distributions

The Partnership declared and paid cash distributions from operations of approximately $339,000 (approximately $336,000 to the limited partners or $3.87 per limited partnership unit) during the year ended December 31, 2001. During the year ended December 31, 2000, the Partnership paid a cash distribution from the net sale proceeds of Poplar Square Shopping Center, which sold in December 1999, of approximately $1,205,000 (approximately $1,193,000 to the limited partners or $13.75 per limited partnership unit) and from operations of approximately $1,136,000 (approximately $1,125,000 to the limited partners or $12.97 per limited partnership unit).

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosures

            None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Angeles Income Properties, Ltd. III (the "Partnership" or "Registrant") has no officers or directors. The Managing General Partner is Angeles Realty Corporation II ("ARC II" or "Managing General Partner"), which was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"). Effective February 26, 2000, IPT was merged into Apartment Investment and Management
Company ("AIMCO"). Thus, the Managing General Partner is now a wholly-owned subsidiary of AIMCO.

The names of the director and executive officers of ARC II, their ages and the nature of all positions with ARC II presently held are as follows:

Name                        Age    Position

Patrick J. Foye              44    Executive Vice President and Director
Martha L. Long               42    Senior Vice President and Controller

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

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $31,000 and non-audit services (principally tax-related) of approximately $16,000.

Item 10.    Executive Compensation

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the Managing General Partner.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2001.

Entity                                  Number of Units      Percentage
AIMCO Properties LLP
  (an affiliate of AIMCO)                    29,653            34.19%
Cooper River Properties, LLC
  (an affiliate of AIMCO)                    11,470            13.23%
Insignia Properties LP
  (an affiliate of AIMCO)                         5               *

*  Less than 0.01%

Cooper River Properties LLC and Insignia Properties LP are indirectly ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2001 South Colorado Boulevard, Denver, Colorado 80222.

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

The following payments were made to the Managing General Partner and affiliates during the year ended December 31, 2001 and 2000:

                                                              2001       2000
                                                              (in thousands)

   Property management fees                                   $ 48       $ 46
   Reimbursement for services of affiliates                     81         56
   Partnership management fees                                  29         30

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Registrant's property as compensation for providing property management services. The Registrant paid to such affiliates approximately
$48,000  and  $46,000  for  the  years  ended   December   31,  2001  and  2000,
respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $81,000 and $56,000 for the years ended December 31, 2001 and 2000, respectively.

The Partnership Agreement provides for a fee equal to 10% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. This fee is calculated and accrued quarterly. At December 31, 2001, the Partnership had accrued approximately $29,000 which is included in due to affiliates on the accompanying consolidated balance sheet.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $7,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 41,128 limited partnership units (the "Units") in the Partnership representing 47.42% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 47.42% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.


                                     PART IV


Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            None.

      (b)   Reports on Form 8-K filed in the fourth quarter of year 2001:

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


                                    Date: March 22, 2002


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Patrick J. Foye            Executive Vice President      Date:March 22, 2002
Patrick J. Foye               and Director


/s/Martha L. Long             Senior Vice President         Date:March 22, 2002
Martha L. Long                and Controller

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

      10.15 Promissory Note - dated October 31, 1996, between Poplar Square AIP III. L.P., and Union Capital Investments, LLC.

      10.16 Purchase and Sale Contract between Poplar Square AIP III, L.P. and SB Management Corporation dated August 12, 2000 filed in Form 8-K dated December 30, 1999, which is incorporated herein by reference.

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