Form 10QSB
period 2002-03-31
ANGELES INCOME PROPERTIES LTD III
filed 2002-05-13
CIK 720460

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

                   For the quarterly period ended March 31, 2002


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
                          (in thousands, except unit data)

                                 March 31, 2002



Assets
   Cash and cash equivalents                                                $   155
   Receivables and deposits                                                       4
   Other assets                                                                  20
   Investment property
      Land                                                     $  657
      Buildings and related personal property                   4,402
                                                                5,059
      Less accumulated depreciation                            (3,698)        1,361
                                                                            $ 1,540

Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                         $     5
   Tenant security deposit liabilities                                           19
   Accrued property taxes                                                         7
   Other liabilities                                                             54
Partners' (Deficit) Capital
   General partners                                             $ (17)
   Limited partners (86,738 units issued and
      outstanding)                                              1,472         1,455
                                                                            $ 1,540


                   See Accompanying Notes to Financial Statements

b)

                        ANGELES INCOME PROPERTIES, LTD. III
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)



                                                               Three Months Ended
                                                                   March 31,
                                                               2002          2001
Revenues:
   Rental income                                              $ 201          $ 210
   Other income                                                   12            12
      Total revenues                                             213           222

Expenses:
   Operating                                                      76            81
   General and administrative                                     23            37
   Depreciation                                                   59            66
   Property taxes                                                 14            15
      Total expenses                                             172           199

Net income                                                    $   41         $  23

Net income allocated to general partners (1%)                 $   --         $  --

Net income allocated to limited partners (99%)                    41            23

Net income                                                    $   41         $  23

Net income per limited partnership unit                       $ 0.47        $ 0.27

Distributions per limited partnership unit                    $   --        $ 1.71


                   See Accompanying Notes to Financial Statements

c)

                        ANGELES INCOME PROPERTIES, LTD. III
                STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         86,920          $ 1        $43,460    $43,461

Partners' (deficit) capital
   at December 31, 2001                86,738         $ (17)      $ 1,431    $ 1,414

Net income for the three months
   ended March 31, 2002                    --             --           41         41

Partners' (deficit) capital
   at March 31, 2002                   86,738         $ (17)      $ 1,472    $ 1,455


                   See Accompanying Notes to Financial Statements

d)

                        ANGELES INCOME PROPERTIES, LTD. III
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)



                                                                 Three Months Ended
                                                                       March 31,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                      $ 41        $ 23
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                    59           66
     Change in accounts:
      Receivables and deposits                                       --            3
      Other assets                                                  (12)          (7)
      Accounts payable                                                --          (6)
      Tenant security deposit liabilities                             1           (1)
      Accrued property taxes                                        (27)         (25)
      Due to affiliates                                             (29)          --
      Other liabilities                                               1            7
          Net cash provided by operating activities                  34           60

Cash flows from investing activities:
  Property improvements and replacements                            (14)         (14)

Cash flows from financing activities:
  Distributions to partners                                          --         (150)

Net increase (decrease) in cash and cash equivalents                 20         (104)

Cash and cash equivalents at beginning of period                    135          206

Cash and cash equivalents at end of period                       $ 155        $ 102


                   See Accompanying Notes to Financial Statements

e)
                        ANGELES INCOME PROPERTIES, LTD. III
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Angeles Income Properties, Ltd. III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Registrant's property as compensation for providing property management services. The Registrant paid to such affiliates approximately $11,000 for each of the three months ended March 31, 2002 and 2001, which is included in operating expenses.

The Partnership Agreement provides for a fee equal to 10% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. This fee is calculated and accrued quarterly. A fee of approximately $27,000 was earned for the twelve months ended December 31, 2001 and was paid during the three months ended March 31, 2002. During the three months ended March 31, 2002, the Managing General Partner earned a fee of approximately $2,000 which is included in other liabilities.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $8,000 and $22,000 for the three months ended March 31, 2002 and 2001, respectively which is included in general and administrative expenses.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $9,000 and $13,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2002 and 2001:

                                         Average Occupancy
Property                                 2002        2001

Lake Forest Apartments                    89%         93%
  Brandon, Mississippi

The Managing General Partner attributes the decrease in occupancy to the unfavorable economic conditions in the local market area.

Results from Operations

The Registrant's net income for the three months ended March 31, 2002 was approximately $41,000 compared to approximately $23,000 for the corresponding period in 2001. The increase in net income is primarily attributable to a decrease in total expenses partially offset by a slight decrease in total revenues. Total revenues decreased due to a decrease in rental income. Rental income decreased due to decreased rental rates and a decrease in occupancy at Lake Forest Apartments.

Total expenses decreased due to a decrease in operating expense, general and administrative and depreciation expense. Operating expense decreased due to a decrease in maintenance expenses at Lake Forest Apartments. Depreciation expense decreased due to certain fixed assets becoming fully depreciated at the property in 2001.

General and administrative expense decreased primarily due to a decrease in the costs of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. In addition to these reimbursements, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At March 31, 2002, the Registrant had cash and cash equivalents of approximately $155,000 compared to approximately $102,000 at March 31, 2001. The net increase in cash and cash equivalents of approximately $20,000 since December 31, 2001 was due to approximately $34,000 of cash provided by operating activities, partially offset by approximately $14,000 of cash used in investing activities. Cash used in investing activities consisted of property improvements and replacements. The Registrant invests its working capital reserves in interest bearing accounts.

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

The Partnership budgeted approximately $46,000 for capital improvements at Lake Forest Apartments for 2002 consisting primarily of floor covering and appliance replacements, office computers and air conditioning upgrades. During the three months ended March 31, 2002, the property spent approximately $14,000 on capital expenditures, consisting primarily of floor covering replacements and plumbing upgrades. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property and anticipated cash flow generated by the property.

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


The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands, except per unit data):


                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2002        Unit        March 31, 2001        Unit

Operations             $   --           $   --           $  150            $ 1.71

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, mortgage financing, and/or the sale of the property. The Partnership's distribution policy is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit distributions to its partners during the remainder of 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 41,137 limited partnership units (the "Units") in the Partnership representing 47.43% of the outstanding Units at March 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 47.43% of the outstanding Units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2002.

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


                                  Date:   May 13, 2002