Form 10QSB
period 2002-09-30
ANGELES INCOME PROPERTIES LTD III
filed 2002-11-14
CIK 720460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2002


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
                        (in thousands, except unit data)

                               September 30, 2002



Assets
   Cash and cash equivalents                                                 $ 237
   Receivables and deposits                                                        3
   Other assets                                                                   11
   Investment property:
      Land                                                     $ 657
      Buildings and related personal property                    4,428
                                                                 5,085
      Less accumulated depreciation                             (3,792)        1,293
                                                                            $ 1,544

Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                           $ 33
   Tenant security deposit liabilities                                            15
   Accrued property taxes                                                         29
   Other liabilities                                                             102

Partners' (Deficit) Capital
   General partners                                             $ (18)
   Limited partners (86,738 units issued and
      outstanding)                                               1,383         1,365
                                                                            $ 1,544

          See Accompanying Notes to Consolidated Financial Statements




                            ANGELES INCOME PROPERTIES, LTD. III
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)
                           (in thousands, except per unit data)



                                              Three Months Ended         Nine Months Ended
                                                 September 30,             September 30,
                                               2002         2001         2002         2001
Revenues:
  Rental income                               $ 187        $ 205        $ 588         $ 624
  Other income                                    13           11           36            37
  Casualty gain                                   30           --           30            --
      Total revenues                             230          216          654           661

Expenses:
  Operating                                       79           95          247           259
  General and administrative                      37           45           97           115
  Depreciation                                    55           59          174           192
  Property taxes                                  10            8           35            32
      Total expenses                             181          207          553           598

Net income                                     $ 49         $ 9         $ 101         $ 63

Net income allocated to general
  partners (1%)                                $ --         $ --         $ 1           $ 1
Net income allocated to limited
  partners (99%)                                  49            9          100            62
                                               $ 49         $ 9         $ 101         $ 63

Net income per limited partnership unit       $ 0.56       $ 0.10       $ 1.15       $ 0.71
Distributions per limited partnership
  unit                                         $ --         $ --        $ 1.71       $ 2.23

          See Accompanying Notes to Consolidated Financial Statements

                            ANGELES INCOME PROPERTIES, LTD. III
              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         86,920          $ 1        $43,460    $43,461

Partners' (deficit) capital at
   December 31, 2001                   86,738         $ (17)      $ 1,431    $ 1,414

Distributions to partners                  --             (2)        (148)      (150)

Net income for the nine months
   ended September 30, 2002                --              1          100        101

Partners' (deficit) capital at
   September 30, 2002                  86,738         $ (18)      $ 1,383    $ 1,365


          See Accompanying Notes to Consolidated Financial Statements

                            ANGELES INCOME PROPERTIES, LTD. III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                     $ 101        $ 63
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Casualty gain                                                  (30)          --
     Depreciation                                                   174          192
     Change in accounts:
      Receivables and deposits                                        1           25
      Other assets                                                   (3)          (6)
      Accounts payable                                                (1)        (14)
      Tenant security deposit liabilities                            (3)          (4)
      Accrued property taxes                                         (5)          (7)
      Due to affiliates                                             (29)         (21)
      Other liabilities                                              49           42
          Net cash provided by operating activities                 254          270

Cash flows from investing activities:
  Property improvements and replacements                            (32)         (46)
  Insurance proceeds                                                 30           --
          Net cash used in investing activities                      (2)         (46)

Cash flows used in financing activities:
  Distributions to partners                                        (150)        (195)

Net increase in cash and cash equivalents                           102           29

Cash and cash equivalents at beginning of period                    135          206

Cash and cash equivalents at end of period                       $ 237        $ 235

Supplemental disclosure of non cash activity:
 Property improvements and replacements in
   accounts payable                                               $ 29        $ --

          See Accompanying Notes to Consolidated Financial Statements

                            ANGELES INCOME PROPERTIES, LTD. III
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the
"Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Registrant's property as compensation for providing property management services. The Registrant paid to such affiliates approximately $32,000 and $33,000 of management fees for the nine month periods ended September 30, 2002 and 2001, which is included in operating expenses.

The Partnership Agreement provides for a fee equal to 10% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. This fee is calculated and accrued quarterly. A fee of approximately $27,000 was earned for the twelve months ended December 31, 2001 and was paid during the nine months ended September 30, 2002. During the nine months ended September 30, 2002, the Managing General Partner earned a fee of approximately $22,000 which is included in other liabilities and general and administrative expense.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $39,000 and $68,000 for the nine months ended September 30, 2002 and 2001, respectively which is included in investment property and general and administrative expenses. Included in the amount at September 30, 2001 are fees related to construction management services provided by an affiliate of the Managing
General Partner of approximately $17,000. There were no such fees during the nine months ended September 30, 2002. The construction management service fees are calculated based on a percentage of current additions to investment property.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $9,000 and $13,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Gain

During the nine months ended September 30, 2002, a net casualty gain of approximately $30,000 was recorded at Lake Forest Apartments. The casualty gain is related to wind damage incurred in January 2002. The gain was the result of the receipt of insurance proceeds of approximately $30,000, net of the write off of fixed assets which were fully depreciated.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2002 and 2001:

                                         Average Occupancy
Property                                 2002        2001

Lake Forest Apartments                    88%         91%
  Brandon, Mississippi

The Managing General Partner attributes the decrease in occupancy to the unfavorable economic conditions in the local market area.

Results from Operations

The Partnership's net income for the nine months ended September 30, 2002 totaled approximately $101,000 as compared to net income of approximately $63,000 for the corresponding period of 2001. The Partnership realized net income for the three months ended September 30, 2002 of approximately $49,000 compared to net income of approximately $9,000 for the three months ended
September 30, 2001. The increase in net income for the nine months ended September 30, 2002 is attributable to a decrease in total expenses partially offset by a decrease in total revenues. The increase in net income for the three months ended September 30, 2002 is attributable to an increase in total revenues and a decrease in total expenses. Included in total revenues for the three and nine months ended September 30, 2002 is a casualty gain of approximately $30,000.

During the nine months ended September 30, 2002, a net casualty gain of approximately $30,000 was recorded at Lake Forest Apartments. The casualty gain is related to wind damage incurred in January 2002. The gain was the result of the receipt of insurance proceeds of approximately $30,000, net of the write off of fixed assets which were fully depreciated.

Excluding the casualty gain, total revenues decreased due to a decrease in rental income. The decrease in rental income is attributable to a decrease in occupancy and average rental rates at Lake Forest Apartments.

The decrease in total expenses for the three and nine months ended September 30, 2002 was due to decreases in operating expenses, general and administrative expenses and depreciation expenses. Operating expenses decreased due to decreases in advertising and maintenance expenses at Lake Forest Apartments. Advertising decreased due to a decrease in news paper advertising and maintenance expenses decreased primarily due to a decrease in payroll and related benefit expenses. Depreciation expense decreased due to certain fixed assets becoming fully depreciated at the property in 2001.

General and administrative expenses decreased during the three and nine months ended September 30, 2002 due to a decrease in the costs of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and reduced professional fees partially offset by increased fees earned by the Managing General Partner on cash flows from operations. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At September 30, 2002, the Registrant had cash and cash equivalents of approximately $237,000 compared to approximately $235,000 at September 30, 2001. The net increase in cash and cash equivalents of approximately $102,000 since December 31, 2001 was due to approximately $254,000 of cash provided by operating activities partially offset by approximately $2,000 and $150,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements offset by insurance proceeds. Cash used in financing activities consisted of distributions to the partners. The Registrant invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the Partnership's property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's property are detailed below.

The Partnership has budgeted approximately $48,000 for capital improvements at Lake Forest Apartments for 2002 consisting primarily of floor covering and appliance replacements and air conditioning upgrades. During the nine months ended September 30, 2002, the property spent approximately $32,000 on capital expenditures, consisting primarily of floor covering replacements and plumbing upgrades. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property and anticipated cash flow generated by the property.

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

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands, except per unit data):


                     Nine Months          Per          Nine Months          Per
                        Ended           Limited           Ended           Limited
                    September 30,     Partnership     September 30,     Partnership
                         2002             Unit             2001             Unit

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 45,014 limited partnership units (the "Units") in the Partnership representing 51.90% of the outstanding Units at September 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 51.90% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

            Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

      b) Reports on Form 8-K:

            None filed during the quarter ended September 30, 2002.

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


                                    ANGELES INCOME PROPERTIES, LTD. III


                                    By:   Angeles Realty Corporation II
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                  Date:   November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Angeles Income Properties, Ltd. III;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                    _______________________
                                    Patrick J. Foye
                                    Executive  Vice  President of Angeles Realty
                                    Corporation II, equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Angeles Income Properties, Ltd. III;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                    _______________________
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of Angeles Realty Corporation II, equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Income Properties, Ltd. III (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    ____________________
                              Name: Patrick J. Foye
                              Date: November 13, 2002


                                   ____________________
                             Name: Paul J. McAuliffe
                             Date: November 13, 2002

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.